Form 10QSB
period 1996-09-30
THINKING TOOLS INC
filed 1996-12-02
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the transition period from __________ to __________

                        Commission file number 000-21295


                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)


         Delaware                                        77-0436410
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


    One Lower Ragsdale Drive, 1-250
           Monterey, California                                        93940
(Address of principal executive offices)                           (Zip Code)


         Issuer's Telephone Number, Including Area Code: (408) 373-8688

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports, required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

At November 27, 1996, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      INDEX


Part I FINANCIAL INFORMATION                                            PAGE NO.
----------------------------                                            --------

Item 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets as of September 30, 1996 and
          December 31, 1995 ..........................................      3

          Condensed Statements of Operations for the three month and
          nine month periods ended September 30, 1996 and 1995........      4

          Condensed Statements of Cash Flows for the nine month period
          ended September 30, 1996 and 1995 ..........................      5

          Notes to Condensed Financial Statements ....................      6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................      7


PART II OTHER INFORMATION
-------------------------

Item 2.   CHANGES IN SECURITIES........................................     11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     11

Item 5.   OTHER INFORMATION............................................     11

          Signatures...................................................     12

Item 1. FINANCIAL STATEMENTS

                          THINKING TOOLS, INC.
                        CONDENSED BALANCE SHEETS
                              (UNAUDITED)
                             (IN THOUSANDS)


                                                     September 30,  December 31,
ASSETS                                                        1996         1995

Current assets:
   Cash                                                   $   618       $   152
   Accounts receivable                                         43           146
   Costs in excess of billings on uncompleted contracts         3            11
   Prepaid expenses and other current assets                  742            10
                                                          -------       -------
        Total current assets                                1,406           319

Property and equipment, net                                    94           102
Other assets                                                   11            11
                                                          -------       -------
        Total assets                                      $ 1,511       $   432
                                                          =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $   167       $     5
   Due to related party                                        42            34
   Accrued expenses                                           281           124
   Billings in excess of costs on uncompleted contracts        12           210
   Deferred revenue                                             0            30
   Notes payables                                              29           201
   Current portion of capital lease obligations                18            13
   Bridge notes payable                                     1,825             0
                                                          -------       -------
        Total current liabilities                           2,374           617

Long term liabilities:
   Note payable                                                 0         1,200
   Interest payable                                            19           155
   Long term portion of capital lease obligations              16            18
                                                          -------       -------
        Total liabilities                                   2,409         1,990

Stockholders' deficit:
   Preferred stock                                              0             0
   Common stock                                                 3             3
   Additional paid in capital                               2,234            89
   Accumulated deficit                                     (3,135)       (1,650)
                                                          -------       -------
        Total stockholders' deficit                          (898)       (1,558)
                                                          -------       -------
        Total liabilities and stockholders' deficit       $ 1,511       $   432
                                                          =======       =======


              See notes to condensed financial statements.

                          THINKING TOOLS, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                1996        1995        1996        1995
Contract revenues                            $   138     $   158     $   772     $   933
Contract costs                                   164         140         519         506
                                             -------     -------     -------     -------
   Gross profit                                  (26)         18         253         427

Operating expense:
   Selling, general, and administrative          423         170         954         547
   Research and development                       30          98          91         271
                                             -------     -------     -------     -------
                                                 453         268       1,045         818
                                             -------     -------     -------     -------
      Operating loss                            (479)       (250)       (792)       (391)

Interest expense                                 675          34         752          94
Other income, net                                (16)         (2)        (60)        (11)
                                             -------     -------     -------     -------
      Total other expenses                       659          32         692          83
                                             -------     -------     -------     -------
      Loss before income taxes                (1,138)       (282)     (1,484)       (474)

Income tax expense                                 0           0           1           1
                                             -------     -------     -------     -------
      Net loss                               $(1,138)    $  (282)    $(1,485)    $  (475)
                                             =======     =======     =======     =======

Net loss per share                           $ (0.36)    $ (0.09)    $ (0.47)    $ (0.15)
                                             =======     =======     =======     =======

Shares used in calculating per share data      3,141       3,141       3,141       3,141
                                             =======     =======     =======     =======


              See notes to condensed financial statements.


                                                   THINKING TOOLS, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                               1996        1995
Cash flows from operating activities:
   Net loss                                                                                  $(1,485)    $  (475)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                                               22          13
      Non-cash interest charges                                                                  625          --
      Stock compensation                                                                         200          --
      Changes in operating assets and liabilities:
         Accounts receivable                                                                     103        (362)
         Prepaid expenses and other current assets                                              (732)         37
         Costs in excess of billings on uncompleted contracts                                      8          36
         Due to related party                                                                      8          (1)
         Accounts payable                                                                        162          53
         Accrued expenses                                                                         21         105
         Billings in excess of costs on uncompleted contracts and deferred revenue           $  (228)    $   226
                                                                                             -------     -------
                Net cash provided by operating activities                                     (1,296)       (368)

Cash flows used in investing activities:
   Purchase of equipment                                                                          (2)         (9)
                                                                                             -------     -------
                Net cash used in investing activities                                             (2)         (9)

Cash flows from financing activities:
   Proceeds from issuance of short-term notes payable                                            409         124
   Principal payment on short-term notes payable                                                (581)         --
   Principal payments on capital leases                                                           (9)         (3)
   Proceeds from issuance of bridge notes                                                      1,825          --
   Proceeds from issuance of long-term debt                                                      120          --
                                                                                             -------     -------
                Net cash provided in financing activities                                      1,764         121
                                                                                             -------     -------

Net increase (decrease) in cash                                                                  466        (256)
Cash at beginning of period                                                                      152         268
                                                                                             -------     -------
Cash at end of period                                                                        $   618     $    12
                                                                                             =======     =======

Supplemental disclosures of cash flow information:
   Cash paid during the period:
      Income taxes                                                                           $     1     $     1
                                                                                             =======     =======
      Interest                                                                               $   198     $     3
                                                                                             =======     =======
   Noncash investing and financing activities:
      Equipment acquired under capital leases                                                $    12     $    23
                                                                                             =======     =======
      Conversion of long term debt to equity                                                 $ 1,320          --
                                                                                             =======     =======


              See notes to condensed financial statements.

                          THINKING TOOLS, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

   1.  Basis of Presentation

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included.

       These financial statements should be read in conjunction with the unaudited interim financial statements for the six month period ended June 30, 1996 and the audited financial statements for the years ended December 31, 1995 and 1994, included in the Company's Registration Statement on Form SB-2 (Registration No. 333-11321) filed with the Securities and Exchange Commission.

   2.  Common Stock

          In August 1996, Thinking Technologies, L.P., a principal stockholder of the Company, converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately $120,000 of accrued interest into an aggregate of 263,158 shares of common stock.

       On October 30, 1996, the Company completed its initial public offering and sold an aggregate of 1,400,000 shares of common stock generating net proceeds to the Company of approximately $7,417,000, after deducting underwriting discounts, commissions and other costs. On November 20, 1996, the Company issued an additional 210,000 shares of common stock generating additional net proceeds to the Company of approximately $1,187,550, pursuant to the exercise of an over-allotment option granted to the underwriter of the initial public offering. Approximately $1,856,500 of the net proceeds from the initial public offering were used to retire outstanding indebtedness under certain promissory notes issued in August 1996.


   3.  Net Loss Per Share

       Net loss per share is computed based upon the weighted average number of shares of common stock outstanding. In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares from stock options and warrants (using the treasury stock method) and convertible debt (using the if-converted method) issued by the Company at prices below the offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation through September 30, 1996 as if they were outstanding for all periods presented prior to the effective date of the initial public offering regardless of whether they are antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the Company's dependence on the emerging market for business simulation software, development of additional products, protection of its intellectual property, limited marketing experience, limited number of customers, and need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company, competitive factors affecting the Company, and other risks described herein and in the Company's Prospectus dated October 25, 1996 filed with the Securities and Exchange Commission.

       The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

     Overview

       The Company commenced operations in December 1993 to develop and market business simulation software. Since its inception, the Company has been engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, establishing marketing and manufacturing capabilities and raising capital.

          The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Initially, the Company focused its development efforts on developing programming tools, which were then used internally. Upon completion, the Company directed its efforts towards custom development completed under contracts with customers from which revenues generated to date have been primarily derived. Historically, a significant portion of such revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Sales to Systems Engineering Solutions, Inc. ("SES"), SHL SystemHouse Inc., a division of MCI Communications Corp. ("SystemHouse"), and the Office of Research and Development ("ORD"), during the three months ended September 30, 1996 accounted for 21%, 11% and 58%, respectively, of the Company's sales for such period. Sales to SES, SystemHouse and ORD during the nine months ended September 30, 1996 accounted for 33%, 30% and 26%, respectively, of the Company's sales for such period. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully or substantially completed as of September 30, 1996. The Company historically has not had, and at September 30, 1996 did not have, any substantial firm order backlog. To the extent that the Company's business continues to be derived from a limited number of large customer orders, any inability by the Company as it completes such orders to obtain new orders could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current strategy is to change its focus from custom projects to self-funded development of simulations for broader markets by leveraging its existing products and technology platform to become a product-oriented, sales-driven company.

       As of September 30, 1996, the Company had experienced cumulative losses of $3,135,000 and had not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future. Through September 30, 1996, the Company's operations have been funded primarily through private sales of debt and equity securities.

       Pursuant to a plan of reorganization, in August 1996, Thinking Technologies, L.P. ("Technologies"), a principal stockholder of the Company, converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately $120,000 of accrued interest into an aggregate of 263,158 shares of common stock.

       On August 28, 1996, the Company closed a bridge financing (the "Bridge Financing") which provided gross proceeds of $1,825,000 to the Company from the issuance of promissory notes and warrants to purchase 456,250 shares of common stock. The Company repaid $502,000 principal amount plus $123,000 of accrued interest related to loans from Technologies from a portion of such proceeds. Technologies purchased $625,000 aggregate principal amount of promissory notes pursuant to the Bridge Financing.

       On October 30, 1996, the Company received net proceeds of approximately $7,417,000 (net of underwriting discounts and commissions and approximately $773,000 of related expenses payable by the Company) from the issuance of 1,400,000 shares of common stock at $6.50 per share, pursuant to the Company's initial public offering (the "Offering"). On November 20, 1996, the Company received additional net proceeds of approximately $1,187,550 from the issuance of 210,000 shares of common stock, pursuant to the exercise in full of the underwriter's over-allotment option granted as part of the Offering. Approximately, $1,856,500 of the net proceeds of the Offering were used to retire outstanding indebtedness under the promissory notes issued in the Bridge Financing. The remainder of the net proceeds of the Offering are intended to be used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

       The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.

     Results of Operations

     Comparison of three months ended September 30, 1996 and September 30, 1995

       Revenues. Revenues for the three months ended September 30, 1996 decreased by $20,000, or 13%, to $138,000, from $158,000, for the three months ended September 30, 1995. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts.

       Gross Margin. Gross margin for the three months ended September 30, 1996 was (19%) of revenues as compared with 11% of revenues for the three months ended September 30, 1995.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $253,000, or 149%, for the three months ended September 30, 1996 to $423,000, or 307% of revenues, from $170,000, or 108% of revenues, for the three months ended September 30, 1995. Selling expenses included costs of preparing project proposals and software demonstrations. General and administrative expenses consisted primarily of employee benefits and labor costs. The increase in selling, general and administrative expenses was primarily due to compensation related to employee stock options granted in July and August and increased involvement by the Company's technical development team in the preparation of Company's proposals and presentations.

       The Company intends to hire additional personnel to expand the Company's marketing and sales capabilities. Additionally, the Company expects general and administrative expenses to increase in future periods as the Company incurs additional costs related to being a public company and expands its staff and facilities.

       Research and Development. Research and development expenses for the three months ended September 30, 1996 decreased by $68,000, or 69%, to $30,000, or 22% of revenues, from $98,000, or 62% of revenues, for the three months ended September 30, 1995. This decrease was primarily due to the shifting of development efforts from initial internal software development to customer software development contracts.

       As the Company's business strategy shifts from custom development projects to product sales, the Company expects that research and development expenses will increase.

       Interest Expense. Interest expense for the three months ended September 30, 1996 increased by $641,000, or 1885%, to $675,000, or 489% of revenues, from
$34,000, or 22% of revenues, for the three months ended September 30, 1995. This increase was primarily due to non-cash charges of $350,000, resulting from the issuance of warrants to Technologies in connection with advances made to the Company between January and July 1996, and $275,000, resulting from the issuance of warrants in the Bridge Financing in August 1996.

       Other Income. Other income for the three months ended September 30, 1996 increased by $14,000, or 700%, to $16,000, or 12% of revenues, from $2,000, or 1% of revenues, for the three months ended September 30, 1995. This increase was primarily due to an increase in fees received for assisting customers with product presentations and demonstrations in connection with the resale by such customers of the Company's products.

       Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 1996 increased by $856,000, or 304%, to $1,138,000, from $282,000 for the three months ended September 30, 1995.

     Comparison of nine months ended September 30, 1996 and September 30, 1995

       Revenues. Revenues for the nine months ended September 30, 1996 decreased by $161,000, or 17%, to $772,000, from $933,000, for the nine months ended September 30, 1995. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts.

       Gross Margin. Gross margin for the nine months ended September 30, 1996 was 33% of revenues as compared with 46% of revenues for the nine months ended September 30, 1995.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $407,000, or 74%, for the nine months ended September 30, 1996 to $954,000, or 124% of revenues, from $547,000, or 59% of revenues, for the nine months ended September 30, 1995. Selling expenses included costs of preparing project proposals and software demonstrations. General and administrative expenses consisted primarily of employee benefits and labor costs. The increase in selling, general and administrative expenses was primarily due to compensation related to employee stock options granted in July and August and increased involvement by the Company's technical development team in the preparation of the Company's proposals and presentations

       Research and Development. Research and development expenses for the nine months ended September 30, 1996 decreased by $180,000, or 66%, to $91,000, or 12% of revenues, from $271,000, or 29% of revenues, for the nine months ended September 30, 1995. This decrease was primarily due to the shifting of development efforts from initial internal software development to customer software development contracts.

       Interest Expense. Interest expense for the nine months ended September 30, 1996 increased by $658,000, or 700%, to $752,000, or 97% of revenues from
$94,000, or 10% of revenues, for the nine months ended September 30, 1995. This increase was primarily due to non-cash charges of $350,000, resulting from the issuance of warrants to Technologies in connection with advances made to the Company between January and July 1996, and $275,000, resulting from the issuance of warrants in the Bridge Financing in August 1996.

       Other Income. Other income for the nine months ended September 30, 1996 increased by $49,000, or 446% to $60,000, or 8% of revenues, from $11,000, or 1% of revenues, for the nine months ended September 30, 1995. This increase was primarily due to an increase in fees received for assisting customers with product presentations and demonstrations in connection with the resale by such customers of the Company's products.

       Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 1996 increased by $1,010,000, or 213%, to $1,485,000, from
$475,000 for the nine months ended September 30, 1995.

     Liquidity and Capital Resources

       Since its inception and through December 31, 1995 and September 30, 1996, the Company has incurred cumulative losses aggregating approximately $1,650,000 and $3,135,000, respectively, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the nine months ended September 30, 1996 and September 30, 1995, the Company has satisfied its cash requirements principally from advances from stockholders and private sales of equity and debt securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

       At September 30, 1996, the Company had cash of approximately $618,000 and a working capital deficit of approximately $968,000. In October 1996, the Company received net proceeds of approximately $7,417,000 from the Offering. In November 1996, the Company received additional net proceeds of approximately $1,187,550, pursuant to the exercise in full of the underwriter's over-allotment option in connection with the Offering. Approximately $1,856,500 of the net proceeds of the Offering were used to retire outstanding indebtedness.

       Net cash used in operating activities for the nine months ended September 30, 1996 and September 30, 1995 totaled approximately $1,296,000 and $368,000, respectively. Net cash provided by financing activities for the nine months ended September 30, 1996 and September 30, 1995 totaled approximately $1,764,000 and $121,000, respectively, reflecting the proceeds from borrowings from Technologies, proceeds from the Bridge Financing, and the conversion of interest payable to debt, offset by principal repayments of $581,000 in the nine months ended September 30, 1996.

       Based on the Company's operating plan, the Company believes that the net proceeds of the Offering, together with revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its operations for the foreseeable future. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other debt financing. Such financing may involve secured or unsecured debt financing. To the extent that the Company elects to obtain debt financing, the lender may impose certain restrictive covenants on the Company and upon any default by the Company on such debt financing, and a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of common stock. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

     Inflation

       The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

Part II - Other Information

Item 2.   Changes in Securities

          See Note 2 in the Notes to Condensed Financial Statements in Part I--Financial Information of this Quarterly Report on Form 10-QSB.

Item 4.   Submission of Matters to a Vote of Security Holders

          Pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, the holders of the Company's common stock unanimously approved, by a written consent dated as of August 10, 1996, the actions taken by the sole incorporator and directors of the Company, with respect to, among other things, (i) the adoption of the Company's Certificate of Incorporation and By-Laws, (ii) the election of the Company's Board of Directors, (iii) the merger of Thinking Tools, Inc., a California corporation, with and into the Company, and (iv) the adoption of the Company's 1996 Stock Option Plan (the "Plan").

Item 5.   Other Information

          Effective as of December 1, 1996, Philip F. Whalen, Jr. will join the Company as its President, Chief Executive Officer and as a director. Mr. Whalen will receive a salary of $175,000 per year, and will be eligible to receive an annual bonus based upon the achievement of certain objectives to be determined by the Company's Board of Directors. In connection with his employment by the Company, Mr. Whalen was granted certain stock options as follows: (i) an option to purchase 230,000 shares of common stock at an exercise price of $7.65 per share was granted under the Plan, subject to vesting over three years; (ii) an option to purchase 150,000 shares of common stock at an exercise price of $9.00 per share was granted outside of the Plan, which option will become exercisable at the earlier of (x) such time as the market price of the Company's common stock is $20.00 per share or higher for 20 consecutive trading days and (y) three years from the date of the commencement of Mr. Whalen's employment; and (iii) an option to purchase 50,000 shares of common stock at an exercise price of $9.00 per share was granted outside of the Plan, which option will become exercisable at the earlier of (x) such time as the market price of the Company's common stock is $30.00 per share or higher for 20 consecutive trading days and (y) three years from the date of the commencement of Mr. Whalen's employment. Mr. Whalen has agreed to enter into a two-year lock-up agreement with Barington Capital Group, L.P., the underwriter of the Offering, with respect to the shares of common stock underlying all such stock options, pursuant to which, Mr. Whalen will not sell, contract to sell, or otherwise dispose of such shares for a period of two years from the date of the Offering without the underwriter's written consent.

          From 1992 until joining the Company, Mr. Whalen served in various positions with Digital Tools, Inc., a project management software company, including Managing Director of Digital Tools Europe, and Vice President of Sales, Marketing & Services. While with Digital Tools, Mr. Whalen created and implemented a business plan for Digital Tools' European division and restructured the sales operations of Digital Tools. From 1990 to 1992, Mr. Whalen served as Vice President of Marketing and then Vice President of Sales for Clarity Software, a developer of business software for UNIX Workstations, of which he was a member of the founding team. From 1985 to 1990, Mr. Whalen was Vice President of Sales and Marketing for cc:Mail INC., where he established telemarketing, distribution and major accounts sales departments. Mr. Whalen holds a B.A. in Chemistry from Denison University and an M.B.A. from Stanford University.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THINKING TOOLS, INC.



Date: November 27, 1996                       By: /s/ John Hiles
                                                 -----------------
                                                 John Hiles, President
                                                (Principal Executive, Accounting
                                                 and Financial Officer)