Form 10-K
period 1996-12-31
THINKING TOOLS INC
filed 1997-03-31
CIK 1021444

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)


          [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR


          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________   to ________

                        Commission file number 000-21295
                                               ---------

                              THINKING TOOLS, INC.
     ----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                   77-0436410
-------------------------------         ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

One Lower Ragsdale Drive, 1-250
Monterey, California                                                 93940
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number      (408) 373-8688
                            -----------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------

               None                                None
     ----------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
  ----------------------------------------------------------------------------
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                             [X]

The Registrant's revenues for its most recent fiscal year was $908,000.

As of March 19, 1997, 4,641,758 shares of common stock (the "Common Stock") of the Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq SmallCap Market on March 19, 1997, of $9.25 per share, was approximately $14.9 million.1

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No  [X]


--------
1 For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own 10% or more of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART I

This Annual Report of Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Registrant's actual results could differ materially from the results discussed in the forward looking statements. See "Description of Business - Cautionary Statements Regarding
Forward-Looking Statements."

Item 1.     DESCRIPTION OF BUSINESS

            Thinking Tools, Inc. (the "Registrant" or the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Company"). On August 28, 1996, the Predecessor Company was merged with and into the Company. References herein to the "Registrant" or the "Company" include the Predecessor Company.

            The Company develops powerful and flexible PC-based business simulation software programs that enable users to simulate real life business situations, explore complex operational problems and improve functional and problem solving skills. The Company's agent-based, adaptive simulation software has a broad range of potential business applications, including strategic planning, sales and marketing, training, competitive positioning, product marketing, operational planning and logistics.

            The Company believes that its products are unique because they combine its proprietary agent-based programming with user-friendly interactive interfaces like those used in sophisticated computer games to produce interactive adaptive business simulations. Agent-based, adaptive simulations can be used to model competitive situations, simulate consumer behavior, demonstrate the impact of management actions, seek system vulnerabilities and explore complex operational systems. The Company's products employ user-friendly interfaces to enable business people to comfortably interact with complex systems.

            The Company's agent-based programming enables autonomous agents in simulations to respond to user behaviors in realistic and unpredictable ways. This is in contrast to other commercial simulations and simulation tools, which are generally based on formulas, equations, or deterministic algorithms. The multiplicity of autonomous agents and the results of their interactions with each other and with the user, give the Company's simulations a depth that mirrors the complex, adaptive behavior of systems found in the real world.

            The Company's capabilities in developing highly sophisticated simulations are built upon its skill in programming autonomous and adaptive agents, its large and growing library of reusable simulation objects, and its experience gained from developing computer games. The Company's creative control is based on its proprietary development environment, WHITEBOARD(TM), which supports interface building, object creation, simulation management, object management and application frameworks. WHITEBOARD simplifies and supports the construction of agent-based simulations and is the core of the Company's current generation of simulations.

            The Company was formed to purchase, on December 30, 1993, certain assets of the Business Simulation Division (the "Division") of Maxis, Inc., a leading computer game company and creator of the simulation game SimCity(TM). Through the purchase agreement with Maxis, Inc., the

Company acquired the Division's equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes.

Industry Overview

            Computer simulation is an imitation of selected properties of reality, usually for the purpose of getting answers or practicing and rehearsing problem solving skills. Prior to the advent of digital computers, scale models and analog computers were used in design to simulate ship hulls and other structures. Whether eighteenth century wooden scale models or the latest adaptive simulations, these tools help their users understand the dynamic behavior of complex systems.

            Simulations were among the earliest digital computer applications. Since the first days of digital computers, simulations using equations have been applied to scientific and engineering problems. The quintessential example of a computer simulation is the flight simulator. The flight simulator teaches the pilot to be a problem solver rather than a rule follower. It does not predict that the right engine will fall off of the aircraft on the next flight, but rather helps the pilot learn how to react to such an emergency. If only a very limited number of problems could occur on a flight, the pilot could merely be a rule follower. But the reality is that the number of problems that can arise is unimaginably large, so the good pilot must be able to solve problems in a cool, calm, collected manner. Many jobs in business present a level of complexity and magnitude similar to that of problems that a pilot faces. These occupations require top problem solving skills. Rule following is insufficient. Thus, simulation can be as valuable to business people as to pilots.

            Business simulations first began to appear shortly after the introduction of the digital computer. Companies have attempted to simulate complex adaptive systems with models that were either fixed (deterministic) or stochastic (probability-based). Alternatively, companies have developed their own custom systems based on executive information system (EIS) software packages. In all cases, the models lacked the adapting and evolving characteristics of real world systems; particularly because the most interesting business systems are made up of elements (e.g., customers, competitors and markets) that adapt their behaviors to each other. The elements in these systems modify their external behavior and internal structure in order to make more efficient use of their environments. Models based on formulae alone cannot effectively recreate these complex, adaptive systems.

            In order to imitate a complex adaptive system, a model must have two properties. First, the model has to have richness to duplicate at least selected aspects of the real world system's complexity. To accomplish this, most of the Company's simulations now involve greater than 10,000 objects - or working parts
- roughly the same number of parts contained in an automobile. Second, the model must have adaptive behavior - in other words some parts of the model must be able to adapt their behavior to the actions of the human user and to the other parts. In the Company's simulations, these adaptive parts are agents. As a result, the Company refers to its products as "agent-based, adaptive simulations." Some further definitions will help to explain how this is accomplished:

         [bullet] Object. A way to organize the code and data of a software program. An object is a self contained capsule of data and logic that is an independent piece of the program.

         [bullet] Agent. An object designed to take action on its own. An agent selects its action using information it chooses from a range of available actions.

                           Autonomous Agent. An agent that selects its behavior with the goal of achieving a better fit to the requirements of its environment.

                           Adaptive Agent. An agent that creates new behaviors in a non-random way with the goal of achieving a progressively better fit to the requirements of its environment.

            Both adaptive and autonomous agents can be used to produce adaptive simulations. Adaptive simulations customize the learning experience by allowing the simulation to discern each user's vulnerabilities and then confront that user with simulated events that focus on his or her weaknesses. This hostile environment introduces the challenges that a particular user needs most to understand. Training based on adaptive simulations emphasizes diagnosis, planning, and problem solving skills rather than rote learning or routine/automatic responses.

            The Company believes that adaptive simulation methods are most effective in the following applications:

         [bullet] Decision Making. Adaptive simulations assist the user who makes decisions or takes actions and who has to deal with complex adaptive systems such as markets or organizations - any situation where the decision maker benefits by a problem solving approach rather than a rule following approach.

         [bullet] Training. Adaptive simulations provide a practice field for the imagination, where people can learn by doing, without the risk or danger of prohibitively high cost. Experienced people know that they learn through failure, but professionals are taught to do their best to avoid failure because of its high cost. Simulations make learning through failure a routine and acceptable practice by eliminating the real world consequences of failure.

         [bullet] Rehearsal. Individual and group rehearsal of responses to simulated contingencies used to evaluate the users' ability to handle various emergencies.

         [bullet] Shared Awareness. Simulation of proposed uses of critical knowledge. Where does each department or employee fit? What does the business look like? What changes are necessary and why? What is the plan?

            The adaptive business simulation software industry is in its infancy. When computing power was prohibitively expensive, only the largest companies could hope to gain the benefit of sophisticated business simulation. But, as computing power has dropped in price, even small companies have come to possess hardware capable of supporting adaptive simulations, provided that the software is available. The market for adaptive simulation software is expected by the Company to continue to grow dramatically as the fixed cost of supporting hardware continues to drop.

            The Company believes that the use of simulation models in the business world will continue to increase as a result of the following:

         [bullet] Increasing demand for employees who can go beyond rule following to solve problems - even in computer environments.

         [bullet] Increasing use of computers to assist decision-makers with complex strategic issues, including operational support software for problem management and resolution.

         [bullet] Increasing recognition of models and simulations as cost-effective alternatives to specialized personnel in the areas of marketing and sales.

         [bullet] Increasing use of multimedia software to support collaboration among geographically separated workgroups.

         [bullet] Increasing PC performance allowing the use of advanced graphics and multimedia to represent business situations.

         [bullet] Increasing importance of competitive product positioning and shortening the development time for products.

The Thinking Tools Solution

            The Company's approach to simulation is known as agent-based, adaptive simulation (as distinct from equation-based simulation). Agent-based methods involve software environments filled with many agents. As the agents interact they individually select behavior rules that guide their actions. These actions in turn influence the rule selections made by other agents. The overall system behavior that results from the application of all of these individual behavior rules is called emergent behavior.

            Emergent behavior shapes many familiar, everyday business phenomena. From gradual and small shifts in consumer preference to precipitous and dramatic victories or defeats in product competition, emergent behavior can result from interactions among the relatively simple decisions or choices made by the individual actors in the system. The most dramatic examples of emergent behavior lead to "routs," where complex structures or behaviors break down.

            Emergent behavior helps explain the routs that occur in sports, military history and business. There are many examples of the underdog team winning a major tournament against overwhelming odds. The underdog team, outclassed man for man, seems to do everything perfectly, while the highly favored team falls apart or collapses. Teams are complex adaptive systems where emergent behavior plays a critical role. Each individual player on a team is an autonomous agent and the interaction between those agents produces a result (either positive or negative) that may be much greater than the expected sum of the parts. Emergent behavior is typically far more complex than the behavior of individual agents in the system. Adaptive simulations developed by the Company imitate the emergent behavior of complex business processes, organizations or markets.

            The Company has combined its experience in developing agent-based simulations with its skill derived from building computer game human interfaces. The human interface found in many computer games is very different from almost all other software. The distinction is the difference between a place and a surface.

            Most business software presents the user with an information surface: users put information onto the surface and the software processes it, or the software puts information onto the surface and users make use of it. On the other hand, the human interface used in many computer games is an artificial environment or place created by software and reflected in a multimedia format. Users perceive and sometimes shape or manage the systems present in those places. This style is much more closely related to film or theater than to information surface interfaces found in other types of software. As a result of this combination of strengths, the Company is able to produce software products that are accessible and adaptive. These tools make it easy for users to become involved and assume a role in the system that they are exploring.

            The Company's business process simulations address complex management tasks which require almost continuous use of judgment, insight and problem solving skills, focusing on assisting users to develop these skills. The simulations also provide operational support that helps users as they plan and solve problems. These simulations promote the user's thinking about the complex systems upon which their operations depend. The Company believes that the principle competitive advantages of its products over other business process simulations include the adaptive nature of these simulations and their familiar and easily accessible human interface. They are capable of providing users an experience, not just information.

Products

            The Company's products are fully-graphical, interactive and provide constant graphical feedback with a wide variety of responses to the user's actions. To date, the Company's technology has been used to develop a variety of such products. Four major examples follow:

            SimRefinery is a demonstration program which was released by the Division in late 1992 and purchased by the Company along with certain assets of the Division. The user in SimRefinery learns about refineries by taking an active role in the simulation as the plant manager of the refinery. The program shows how supply and demand conditions interact, including the impact that changes in supply and demand conditions and changes in marketplace objectives have on the financial performance of the refinery. SimRefinery continues to serve as one of the Company's model demonstration programs.

            SimHealth is a simulation of the impact of various proposed reforms on the United States health care system and has some 5,000 objects. It simulates both the supply and demand sides of health care, showing the impact of choices and values on the financial health of the system and on its usage and demand. The program was developed for the Markle Foundation ("Markle") in 1994 under a contract negotiated by the Division, and assumed and completed by the Company.

            TeleSim is a simulation of a local telephone exchange market for a particular business region, including the competitors in that region. The package simulates the world of a telephone company, including the telephone company's sales and service regions and its market opportunities and vulnerabilities. The user can actively explore the impact that changes in the condition of supply and demand or the emphasis of different corporate objectives have on the financial performance of the corporation and on its competitive environment. Competing companies in the simulation are changes in the conditions of supply and demand or emphasis of different corporate objectives driven by adaptive agents that base their strategies in part on the actions taken by the user. TeleSim has some 12,000 objects. After its initial development under a contract with Coopers and Lybrand L.L.P. ("Coopers") in 1994, Coopers sold the TeleSim product to NYNEX Corporation and Pacific Telecom, Inc. Subsequent versions of TeleSim have been produced and sold through Coopers to Sprint Corp. and AT&T Corp. In late 1996, the Company obtained marketing rights for Telesim and has added Bell Canada to its list of customers.

            Project Challenge is a simulation of the management of information systems projects. Project Challenge users sit in the office of the Project Manager where they create a model of their project, then manage the project in benign, realistic or hostile environments. A variety of novel displays keep the user informed about project conditions, including scheduling, budget and human resources. This simulation program can assist in both training and operational roles. Project Challenge is highly sophisticated, incorporating over 15,000 objects. The development of the simulation was funded by SHL Systemhouse, Inc. ("Systemhouse"), a division of MCI Corp.; however, the Company retained the rights to create variations of this specific simulation for management of other kinds of projects, such as construction projects. The Company anticipates that Project Challenge will also serve as a foundation for training or operational support applications in other business disciplines.

Customers

            Historically, the Company has created its products for a number of large companies, as well as governmental agencies, foundations, textbook and traditional publishers and consulting firms. The following list identifies certain of the Company's direct customers:

      Coopers & Lybrand L.L.P.             Systems Engineering Solutions, Inc.
      SHL Systemhouse, Inc.                Xerox Corp.
      Andersen Consulting L.L.P.           Harcourt General, Inc.
      Markle Foundation

            Some of the Company's customers have contracted for the Company's development of specific simulations in order to resell such simulations as a value added component of their consulting or other services. The following list identifies certain end-users who have purchased the Company's products directly from customers of the Company:

      AT&T Corp.                           Sprint Corp.
      NYNEX Corporation                    Pacific Telecom, Inc.
      U.S. Army                            U.S. Air Force
      Office of Research and
       Development

            Sales to Systems Engineering Solutions, Inc. ("SESI") (a prime contractor for work in logistics for the United States Army and the United States Air Force), Systemhouse, the Office of Research and Development ("ORD"), and Bell Canada in the year ended December 31, 1996 ("Fiscal 1996"), accounted for 28%, 25%, 24% and 14%, respectively, of the Company's sales for such period. Sales to Markle, ORD and Systemhouse in the year ended December 31, 1995 ("Fiscal 1995"), accounted for 27%, 14% and 13%, respectively, of the Company's sales for such period. The Company does not believe that it is materially dependent upon sales to these customers.

Competition

            The market for business simulation software is highly competitive, subject to rapid technological change and emerging industry standards. The Company believes that the principal competitive factors in its markets are new technology and techniques, product performance, product maintenance, support and price. The software industry in general is highly competitive and most established companies in the business software field are substantially larger and have greater financial resources than the Company.

            Presently, internal development of business simulations by companies seeking simulation capability represents the main source of competition to the Company's products and services. However, because it generally is not economical for a business to develop and continually upgrade such a product for its own needs alone, the Company believes that internal development produces a less cost effective solution to the developer's needs.

            Internal developers are currently limited to using equation-based simulation tools for their simulation program development. Equation-based models will not duplicate the adaptive or chaotic behavior of complex business systems as do those available from the Company. No generally available sources of tools will help corporate technical staff to design models of complex adaptive systems competitive with those of the Company. Finally, even if internal developers had programming tools for agent-based simulations, the design know-how like that refined and practiced at the Company would still be required to create rich and effective tools, and are unlikely to be available in an in-house setting.

            Authoring tools such as MacroMedia's Director and Asymmetrix' Toolbook can be used to develop parts of the user interface for simulations. Authoring tools are developing a rich suite of multimedia effects and are optimal for building interesting graphic user interfaces and interactive applications. However, these tools cannot match the extensive customized and specialized agent-based, adaptive simulation objects possessed by the Company.

            The Company believes that the following companies constitute the principal participants in the business simulation software market at this time:

            Aspen Technologies, Inc. ("Aspen") supplies computer-aided chemical engineering software products to the process manufacturing industries. Aspen's software allows chemical engineers to create mathematical models of manufacturing processes and to predict the performance of such procedures under varying equipment configurations and conditions.

            GSE Systems, Inc. ("GSE") designs, develops and supplies high fidelity, real time simulation software, systems and services for the energy and manufacturing industries. GSE develops simulation products for nuclear power plants, fossil fuel plants, petroleum refineries, chemical processing plants and other industrial manufacturing plants.

            Integrated Systems, Inc. provides software development tools in several industries. Its products help manufacturers develop and simulate dynamic systems.

            IntelliCorp, Inc. ("IntelliCorp.") develops and markets computer software that helps in creating knowledge-based computer systems, solving difficult problems and distributing information.IntelliCorp.'s software is aimed at the mainstream business market.

            Legacy Software, Inc. develops entertainment and education software products for homes and schools.

            Meta-Software, Inc. develops, markets and supports simulation and library generation software products for use in integrated circuit design.

            MPSI Systems, Inc. ("MPSI") develops and markets proprietary computer application software and related databases used by multi-outlet retailers. MPSI's product constructs a mathematical model of a retail market, allowing clients to simulate various market changes.

            PRI Automation, Inc. manufactures factory automation systems used in the fabrication of integrated circuits by semiconductor manufacturers.

            Games developers may also choose to enter the business simulation software market in the future and become competitors of the Company.

            The Company believes that its combination of computer game interfaces, agent-based programming and design of complex adaptive system models differentiates its products from those of its competitors.

Product Development

            The Company believes that its programming technology, resources and experience will allow it to move beyond the current generation of simulation products. Several advanced capabilities developed and cultivated by the Company since its inception play a critical role in its product development work.

         [bullet] The Company has developed a process for investigating, describing and modeling complex adaptive systems. Conceptual and detailed design steps in this process make it possible to translate an understanding of the complex adaptive system into specifications required by programmers to build the final product. The Company has developed and refined its ability to program both autonomous and adaptive agents that make it possible for the simulator to produce new behaviors at run time, while remaining within a range of realistic behavior.

         [bullet] The Company continues to introduce and apply newer, more powerful techniques for programming its agents, including methods based on biological processes.

         [bullet] The Company has succeeded in creating a class of "bad agents," known as "Malion agents," to explore vulnerabilities in systems, networks or practices so that the user can then repair them.

            The following markets are ones in which the Company is either already pursuing, or plans to pursue, product applications.

            Business Management and Training. In these simulations, the Company intends to focus on markets that lend themselves specifically to the strengths of simulation. Namely, these are markets requiring simulations mirroring circumstances involving multiple central variables amongst which tradeoffs continually need to be made, with outcomes that are not always intuitively obvious. An example of a business process simulation is Project Challenge, which trains corporate employees in the art of project management. The Company has recently begun planning and developing the concept for a second product in this category. Products in the business process category generally will be designed to support easy field-modification by the training department or student, but will not require custom programming by the Company for each potential customer.

            Contingency and Security. These proposed simulations will provide emergency response service providers with a means of training, rehearsing and planning their crises procedures. The Company believes that this field is particularly appropriate for simulation since all parts of an organization must be involved, the actual event being prepared for happens rarely, if at all, and the consequences of the event can be disastrous if not handled properly. The first proposed product is being developed to address technology crises within corporations, but related products may be developed for other forms of emergency response.

            Risk Management. These proposed simulations will provide day-to-day operational support to managers and technical professionals who must allocate limited resources to projects designed to reduce risk. Organizations face several problems of such large scale that their resources are not sufficient to "fix everything." Usually the departments and sections of large organizations view their own problems as the highest risk. Simulations in this category will help those who are responsible for planning these defensive measures to think about the problem in a rational way that is tightly connected to the most critical needs of the organization's business functions. The Company has recently begun development of a product in this category.

            Internet and Intranet Simulations as Marketing Tools. Simulations of a host's business would reside on its home page or intranet and combine the key properties of adaptive and interactive simulators with the accessibility of wide area networks. Because these proposed simulations will emulate games, the Company believes that Internet users will view them as compelling and engaging ways to spend time. While protecting the individual consumers' identity, the site would track and provide to the host valuable marketing information relating to the way consumers learn, think and decide about the hosts' products, and if so desired, on competitive products as well. In this way the host could collect valuable marketing information. The Company has not yet begun the development of any specific product in this category.

            Adaptive Supply and Distribution. The Company has completed a proof of concept simulation in the area of self-ordering distribution that the Company believes could change the way companies think about and plan their supply, distribution, replenishment and logistics capabilities. The Company believes that a simulation of this type would be of substantial interest in corporate, military and other government circles.

            Thought and Decision Processes. The Company is working on a simulation that ascribes motives, goals, thoughts and strategies to other people or groups in order to make sense of their past behavior and to anticipate their future behavior. The simulation provides users with a means of building and updating models of the thought and decision processes of other individuals or groups (for example, the competition or other departments within an organization.) The product is intended to create a picture of this dynamic and often very complex process that helps the user to explore what she knows or assumes about the process. This simulation will be used to clarify communication with others and to further understand the thought process under examination. The first application in development is in the area of complex strategic decision-making. Future commercial applications will be designed to help corporate customers as they collect, organize and apply this complex and subtle knowledge about their business decisions, or those of their competitors and customers.

            The development of simulation software products is a highly complex and labor intensive process. The amount of time and investment required to complete a particular product may vary depending upon a variety of factors, which may or may not be anticipated at the commencement of product development. Accordingly, there can be no assurance that any product which the Company may seek to develop will be completed within anticipated budgets or time frames, if at all. Furthermore, there can be no assurance that completed products will achieve commercial acceptance or result in revenues or profits to the Company.

Intellectual Property

            The Company does not have any patents and to date has not filed patent applications on its products. The Company believes that certain of its technology may qualify for patent protection and is pursuing this course. However, the Company also recognizes that patents are often insufficient to protect software. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of trade secret laws, nondisclosure agreements and other protection methods to protect its rights to its products and proprietary rights.

            It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. This may not afford the Company sufficient protection for its know-how and its proprietary products, and other parties may develop similar know-how and products, duplicate the Company's know-how and products or develop patents that would materially and adversely affect the Company's business.

            The Company believes that its products and services do not infringe the rights of third parties. However, there can be no assurance that third parties may not assert infringement claims against the Company, with such claims resulting in the Company being required to enter into royalty arrangements, pay other damages or defend against litigation, any of which could materially and adversely affect the Company's business.

The Core Technology Asset-WHITEBOARD

            WHITEBOARD is a collection of technologies that allows the Company's software programmers to build an adaptive simulation for any type of company or industry. WHITEBOARD incorporates in the simulations all major variables for situations defined by the programmer. The Company's simulation development process allows the programmer to change variables and to see the effect of any other combination of variables. WHITEBOARD is comprised of four main components:

         [bullet] An object-oriented database engine to manage and access thousands of objects while a simulation is running.

         [bullet] A library of predefined business simulation objects and tools to enable the programmer to edit these objects and to build customized objects.

         [bullet] An object integration component to allow users to import and use objects from other technical environments, including other Company simulations.

         [bullet] The technical capability to add multimedia effects and approaches.

            WHITEBOARD is a powerful tool for building simulations of complex adaptive systems critical for simulating business environments. WHITEBOARD was developed to provide programmers with a tool for easily building realistic business simulations with a capacity for adaptive behavior, realistic duplication of crisis or chaos situations and animation and graphical displays. While incorporating advanced object-oriented concepts, it also focuses on the graphics area and is designed for visual analysis. WHITEBOARD allows programmers to add full multimedia effects including sound, graphics and digital video. This permits the designer to approach simulations in the most realistic way possible. WHITEBOARD runs on IBM PC compatible computers using Windows 3.1 or Windows 95. It is written in the widely used "C" programming language and it runs with Novell software in a workgroup environment.

            The object-oriented database allows programmers to build complex applications by importing existing objects from other of the Company's applications--both finished products and work-in-progress. The programmer can also edit existing simulation objects or add new types of simulation objects to simulate new types of situations. In effect, the engine is a specialized tool for rapidly building business simulations. For example, a family of performance support or training applications for specific types of projects could be developed substantially faster than Project Challenge--the foundation upon which they could be based.

            The Company plans to enhance WHITEBOARD to include tools that will allow the programmer to build customized simulation objects based on library objects or other objects. The library of objects built into WHITEBOARD can be further extended so that generic situations and processes can be highly customized to the precise application required by the programmer.

            The WHITEBOARD technology has been validated through use in the development of the Company's products. Programmers have been able to carry out design, simulation and testing that would have otherwise been inordinately time consuming and expensive, at a fraction of the cost and the time spent. Use of WHITEBOARD has reduced the time required for prototyping the simulation and testing the marketing and launch of a product to as little as a few months. The Company believes that the ability of WHITEBOARD to contribute to reductions in cycle time and to model strategic choices provides a significant competitive factor to the Company.

Sales and Marketing

            To date, the Company has not devoted significant financial resources to marketing, and customers have come through word-of-mouth or following referrals from Maxis, Inc. and others. The Company has also generated inquiries by presentations at industry and academic forums with high level corporate audiences. John Hiles, the Company's Founder and Chief Technology Officer, is a highly sought after speaker at such events.

            The Company intends to distribute its product through its existing strategic partners as well as by initiating direct sales to customers through its proposed sales force, and through value added resellers ("VARs").


                                      -11

            The Company entered into a Vertical Market Software Development/Licensing Agreement, dated October 12, 1994, with Coopers pursuant to which the Company receives a royalty from Coopers in exchange for the grant to Coopers of a worldwide, perpetual license to use and reproduce TeleSim subject to the following: (i) for a period equal to the greater of five years from Coopers' final acceptance of TeleSim or any period of one year of non-use by Coopers of TeleSim, the Company may not license or sell TeleSim worldwide without Coopers' written approval and (ii) the Company may use TeleSim in any product for use outside the telecommunications industry, and for any non-competitive product, including other products for the telecommunications industry, provided that the Company shall not use Coopers' confidential information or trademarks. In December 1996, this agreement was modified to allow the Company to license TeleSim or any derivative thereof to any telecommunications industry customer in exchange for a royalty on each such sale to be paid to Coopers.

            The Company also entered into a Development Agreement, dated June 30, 1995, with Systemhouse, pursuant to which the Company receives a royalty from Systemhouse in exchange for the grant to Systemhouse of a worldwide, exclusive right to use, market, sell, distribute and license Project Challenge for systems integration.

            The Company is also in discussion with additional prospective VARs. As the Company moves into new specific product areas, it intends to seek strategic alliances in such areas. The Company plans to continue making presentations and appearances at academic forums and corporate-sponsored events.

            In October 1996, the Company raised approximately $8.5 million in net proceeds through its initial public offering of Common Stock (the "IPO"). A portion of the proceeds from the IPO is being used to implement the Company's marketing and sales efforts. The Company has begun to hire a direct sales force. A senior marketing and sales executive is expected to be hired to further develop the product strategy and implement and expand the Company's distribution strategy.

Growth Strategy

            The Company devoted its initial efforts to demonstrating the feasibility of the use of adaptive simulation for business applications by developing customized software programs for large clients pursuant to strategic distribution arrangements. The Company also assembled a highly-skilled technical team, established a growing library of reusable software objects and enhanced its WHITEBOARD technology.

            The Company's success in completing major projects for industry leaders has validated the concept underlying the Company's technology. This has positioned the Company to expand the scope of its operations to include the development of internally-funded software products and the direct marketing of the Company's products. In addition, the Company has continued to selectively accept custom projects funded by third parties.

            The Company's goal is to develop a variety of simulations in divergent business areas. As a part of this strategy, the Company intends to undertake self-funded development of new simulations with broader market appeal and to adapt certain previously developed simulations, rights to which were retained by the Company, for sale as turnkey packages to new vertical markets. The Company will also, upon request, customize these packages on a project basis.

            The Company plans to continue to expand its custom business selectively, while moving to invest in specific horizontal and vertical products and distribution channels aimed at the high end corporate and professional service markets. The Company intends to focus its custom business on projects that either allow for further development of an important technology on a paid basis, or facilitate the development of relationships with distribution partners which could provide benefits to the Company beyond the custom project. Custom projects will not be limited exclusively to the corporate sector, but may include the military and intelligence communities, because of their interest in leading edge technology. An important feature of the Company's "custom" strategy is to reduce the required amount of custom development for each product, and therefore its cost. The Company will seek to accomplish this goal by increasing its use of semi-custom designs (design families) and through improved development of object library creation techniques.

            The Company intends to continue building management depth and breadth and expand the Company's marketing and sales capabilities. The Company recently hired a Chief Executive Officer and an acting Chief Financial Officer. The Company also intends to hire a senior marketing and sales executive to further develop the product strategy and implement and expand the Company's distribution strategy. The Company plans to establish a direct sales force to focus on key products and markets and to solicit custom business. The Company is using a portion of the net proceeds of the IPO for implementing this growth strategy.

Personnel

            As of March 19, 1997, the Company had a total of 19 full-time employees, including Mr. Phillip F. Whalen, Jr., the Company's Chief Executive Officer and President, Mr. John Hiles, the Company's Founder, Chief Technology Officer, and Secretary, Ms. Barbara Portner, the Company's acting Chief Financial Officer, eight software engineers, two producers, three artists, one business developer and two administrative personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its relations with its employees to be good.

            The market for qualified personnel, especially that for software engineers and programmers, is highly competitive. The Company believes that its future success will depend, in part, on its continued ability to hire, assimilate and retain qualified personnel including management, sales and marketing, executive and direct sales force personnel.

Government Regulation

            The Company is subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any material capital expenditures will be required in order to comply with federal, state and local laws or that compliance with such laws will have a material effect on the financial condition or competitive position of the Company.

Cautionary Statements Regarding Forward-Looking Statements

            Statements in this Annual Report on Form 10-KSB under the captions "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," plans," "anticipates," or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forwardlooking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

Limited Operating History; Accumulated Deficit; History of Losses; Uncertain Future Profitability.

            The Company commenced operations in December 1993 and is still in the early stage of developing products. Since its inception, the Company has experienced cumulative losses of $4,164,000 as of December 31, 1996, and has not experienced any quarter of profitable operations. Consequently, its operations are subject to numerous risks associated with the development of a new business. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. The Company's long-term viability and growth will depend on the successful development, commercialization and marketing of its proposed products. There can be no assurance that the Company will be able to develop adequate revenue sources to successfully complete the development, commercializing and marketing of its proposed products or that if it is successful in doing so it will be able to achieve and maintain profitability.

Fluctuations in Operating Results; Substantial Revenues Derived from Limited Customers.

            The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of product development, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company. Consequently, revenue or profit may vary significantly from quarter to quarter or year to year and revenue or profit in any period will not necessarily be predictive of results in subsequent periods.

            Historically, a significant portion of the Company's revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Sales to SESI, Systemhouse, ORD, and Bell Canada during the fiscal year ended December 31, 1996, accounted for 28%, 25%, 24% and 14%, respectively, of the Company's sales for such period. Sales to Markle, ORD and Systemhouse during the fiscal year ended December 31, 1995, accounted for 27%, 14% and 13%, respectively, of the Company's sales for such period.

            Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully or substantially completed as of December 31, 1996.

            The Company historically has not had, and at December 31, 1996, did not have, any substantial firm order backlog. To the extent that the Company's business continues to be derived from a limited number of large customer orders, any inability by the Company as it completes such orders to obtain new orders could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently working on a limited number of customer orders. There can be no assurance that the Company will obtain additional sources of revenue prior to completing such projects. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

Dependence on Emerging Market for Business Simulation Software.

            The markets for business simulation software in general, and agent-based, adaptive simulation software in particular, are still emerging, making it difficult to predict with any assurance the future size of the markets. There can be no assurance that such software will achieve broad-based market acceptance, that markets for such software will continue to grow or that increased sales of the Company's products will occur or continue as a result of any such growth. There can be no assurance that alternatives to the Company's agent-based, adaptive simulation software, such as object-oriented tools, authoring tools or game methods will not achieve greater market acceptance than the Company's agent-based, adaptive simulation software. Even if agent-based, adaptive simulation achieves market acceptance and that market grows, there can be no assurance that the Company will obtain a significant share of that market.

Risk of Competition

            There can be no assurance that other companies will not develop programs such as those offered by the Company or alternative software applications which meet the same needs of customers, or that potential customers will not choose to meet their needs through in-house development rather than by purchasing the Company's products. The Company expects to be subject to competition from companies with substantially greater resources. There can be no assurance that the Company will be able to respond to competitive pressures, or that the effect of competitive pressures will not change the demand for, or pricing of, the Company's products and services. To the extent that competitors achieve performance, price or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to otherwise compete successfully in the future.

Uncertainties Related to Development of Additional Products.

            Significant additional efforts will be required for the Company to develop additional agent-based, adaptive simulation products. Any such future efforts are subject to certain risks including, but not limited to, the risk that new simulations will be difficult to develop into commercially viable products free of competitive challenges and that any such products may fail to achieve and sustain market acceptance. There can be no assurance that the Company's product development efforts will be successful.

Technological Change; Risk of Obsolescence; Industry Standards.

            The software industry is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technology or the adaptation of products to the market and the emergence of new industry standards often render existing products obsolete and unmarketable.

            The Company believes that its success will depend on its ability to enhance its existing products and otherwise respond and keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing enhanced or new products that respond to technological changes or evolving industry standards in a timely manner, or at all. Additionally, there can be no assurance that technological changes or evolving industry standards will not render the Company's products and technologies obsolete.

Uncertainties Regarding Intellectual Property.

            The Company does not have any patents and has not filed patent applications on its products. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of trade secret laws, nondisclosure agreements and other technical copy protection methods (such as embedded coding) to protect its rights to its products and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary products.

            Other parties may develop similar know-how and products, duplicate the Company's know-how and products or develop patents that would materially and adversely affect the Company's business, financial condition and results of operations. Third parties may assert infringement claims against the Company, and such claims may result in the Company being required to enter into royalty arrangements, pay damages or defend litigation, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

Limited Marketing Experience; Need for Additional Personnel.

            The Company has very limited marketing resources and limited experience in marketing and selling its products and services. The Company will have to further develop its marketing and sales force or rely principally on VAR's, collaborators, licensees or others to provide for the marketing and sales of its products and services. There can be no assurance that the Company will be able to establish adequate marketing and sales capabilities or make arrangements with VAR's, collaborators, licensees or others to perform such activities.

            Achieving market penetration will require significant efforts by the Company to create awareness of, and demand for, its proposed products. Accordingly, the Company's ability to expand its customer base will depend upon its marketing efforts, including its ability to establish an effective internal sales organization or strategic marketing arrangements with others. The failure by the Company to successfully develop its marketing capabilities, internally or through others, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the development of such marketing capabilities will lead to sales of the Company's proposed products.

            The success of the Company will also depend upon its ability to hire and retain additional qualified management, marketing and financial personnel, as to which there can be no assurance. The Company will compete with other companies with greater financial and other resources for such personnel.

Risks Associated with Growth Strategy.

            The Company's growth strategy is expected to place a significant strain on its management, administrative, operational, financial and other resources. The Company's success will be dependent upon its ability to hire additional highly qualified personnel to support the Company's product development and marketing efforts, including monitoring operations, controlling costs and maintaining effective management, inventory and credit controls. The Company has limited experience in effectuating rapid expansion and managing a broad range of products and services and significant operations. There can be no assurance that the Company will be able to continue to manage its operations or that any inability to do so will not adversely affect its business, financial condition or results of operations.

Dependence on Key Personnel.

            The Company is dependent upon the continued efforts and abilities of its senior management, particularly those of Mr. Phillip F. Whalen, Jr., the Company's President and Chief Executive Officer and Mr. John Hiles, the Company's Founder, Chief Technology Officer, and Secretary. The Company has entered into an Employment Agreement with Mr. Hiles which is subject to automatic annual renewals unless terminated by the Company or Mr. Hiles upon ninety days' prior written notice. The loss or unavailability of Mr. Hiles or Mr. Whalen for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a $5,000,000 key-man life insurance policy on Mr. Hiles. The Company's operations are also dependent upon its ability to attract and retain qualified programmers and software engineers. There can be no assurance that the Company will be able to attract and retain such skilled personnel, and failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company. All employees of the Company are at-will employees.

Control by Management.

            Mr. John Hiles owns 1,076,677 shares of Common Stock which represents approximately 23.2% of the Company's outstanding Common Stock. Mr. Fred Knoll, the Company's Chairman of the Board, controls Thinking Technologies, L.P., a limited partnership and principal stockholder of the Company ("Technologies"), which owns 1,955,081 shares of Common Stock, representing approximately 42.1% of the Company's outstanding Common Stock. Together, Messrs. Hiles and Knoll own or control an aggregate of 3,031,758 shares of Common Stock, representing approximately 65.3% of the outstanding Common Stock. As a result of such ownership and control, Messrs. Hiles and Knoll have the ability to control the election of the directors of the Company and the outcome of all issues submitted to a vote of the stockholders of the Company. Additionally, Mr.

Knoll controls warrants to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share issued to Technologies (the "Technologies Warrants"), in July 1996, and warrants issued to Technologies to purchase 156,250 shares of Common Stock (the "Bridge Warrants"), at an exercise price of $3.90 per share, issued by the Company to purchasers of its 10% Senior Secured Promissory Notes (the "Bridge Notes") in connection with a debt financing consummated in August 1996 (the "Bridge Financing").

Need For Additional Financing.

            Based on the Company's operating plan, the Company believes its existing cash balances will be adequate to satisfy its operating and capital requirements through at least the next 12 months. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. However, the Company does not expect that it will be able to continue its operations beyond this time without additional financing. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company or at all.

NASDAQ Delisting; Low Stock Price.

            The trading of the Company's Securities on NASDAQ is conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by such exchange. To maintain eligibility for trading on NASDAQ, the Company will be required to maintain total assets in excess of $2,000,000, capital and surplus in excess of $1,000,000 and (subject to certain exceptions) a bid price of $1.00 per share. If the Company fails any of the tests, the Common Stock may be delisted from trading on such exchange.

            The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock were delisted from trading on such exchange and the trading price of the Common Stock was less than $5 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction.

            If the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities.

Future Sales of Restricted Securities.

            The Company had 4,641,758 shares of Common Stock outstanding as of March 19, 1997. Of these shares, all 1,610,000 shares of Common Stock sold in the IPO are freely transferable by persons other than affiliates of the Company, without restriction or further registration under the

Securities Act of 1933, as amended (the "Securities Act"). The remaining 3,031,758 shares of Common Stock (the "Restricted Shares") outstanding were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" as defined in Rule 144 under the Securities Act.

            The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock prevailing from time to time. The Company, its officers, directors and existing stockholders have entered into agreements with the underwriter of the IPO, Barington Capital Group, L.P. ("Barington") which prohibit them from selling stock in the Company for certain periods of time following the IPO without the prior written consent of the underwriter.

Effect of Previously Issued Options, Warrants and Underwriter's Options on Stock Price.

            The Company has reserved from the authorized, but unissued, Common Stock, 376,000 shares of Common Stock for issuance to key employees, officers, directors, and consultants pursuant to the Company's 1996 Stock Option Plan (the "Plan"); 273,964 shares of Common Stock for issuance to officers, directors and a consultant pursuant to stock options granted outside of the Plan; 456,250 shares of Common Stock for issuance upon exercise of the Bridge Warrants; and 468,242 shares of Common Stock for issuance upon exercise of the Technologies Warrants. In connection with the IPO, the Company also sold to Barington, for nominal consideration, options to purchase an aggregate of 140,000 shares of Common Stock at a price per share equal to $10.40 (160% of the IPO price per share), subject to adjustment as provided therein (the "Underwriter's Options").

            The existence of any outstanding options issued under the Plan, the Bridge Warrants, the Underwriter's Options, and other outstanding options and warrants may prove to be a hindrance to future financing, since the holders of such warrants and options may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. In addition, the holders of such securities have certain registration rights, and the sale of the shares issuable upon exercise of such securities or the availability of such shares for sale could adversely affect the market price of the Common Stock. Additionally, if the holders of the Underwriter's Options were to exercise their registration rights to effect a distribution of such Underwriter's Options or underlying securities, such underwriter, prior to and during such distribution, would be unable to make a market in the Company's securities and would be required to comply with other limitations on trading set forth in Rules 10b-2, 10b-6 and 10b-7 promulgated under the Securities Exchange Act of 1934, as amended. Such rules restrict the solicitation of purchasers of a security when a person is interested in the distribution of such security and also limit market making activities by an interested person until the completion of the distribution. If such underwriter were required to cease making a market, the market and market price for such securities may be adversely affected and holders of such securities may be unable to sell such securities.

Share Prices May Be Highly Volatile.

            The market prices of equity securities of computer technology and software companies have experienced extreme price volatility in recent years for reasons not necessarily related to the individual performance of specific companies. Accordingly, the market price of the Common Stock may be highly volatile. Factors such as announcements by the Company or its competitors concerning products, patents, technology, governmental regulatory actions, other events affecting computer technology and software companies generally as well as general market conditions may have a significant impact on the market price of the Common Stock and could cause it to fluctuate substantially.

Lack of Dividends.

            The Company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and Delaware Law.

            The Company's Certificate of Incorporation authorizes the issuance of 3,000,000 shares of undesignated preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

Item 2.     DESCRIPTION OF PROPERTY

            The Company's principal offices are currently located at One Lower Ragsdale Drive, 1-250, Monterey, California 93940. The Company leases approximately 5,046 square feet of office space at this location pursuant to a lease dated August 19, 1994. Annual lease payments for the year ended December 31, 1996, were $105,000. Annual lease payments for the Monterey facility for the year ending December 31, 1997, are expected to be $98,000 plus common area charges of approximately $11,000. This lease expires on March 31, 1998; however, the Company expects to extend the lease prior to its expiration.

            The Company plans to open a headquarters office of approximately 5,000 square feet in the San Jose, California area during 1997. Such office would be utilized for executive, sales and marketing, general and administrative and other functions. The Company's Monterey facility would be maintained primarily as a development center. Monthly lease payments for the San Jose facility are not expected to exceed $10,000.

            Management believes that its current Monterey facilities are sufficient to meet the development needs for the foreseeable future. Most immediate future growth will be accommodated by the proposed San Jose facility. Management believes the Company's facilities are adequately insured.

Item 3.     LEGAL PROCEEDINGS

            There are no material legal proceedings pending against the Company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of stockholders during the fourth quarter of Fiscal 1996.

                                     PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

             Registrant's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "TSIM." The Common Stock began trading on the Nasdaq SmallCap Market on October 25, 1996.

            The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the Nasdaq SmallCap Market for the period commencing with the trading of the Common Stock on October 25, 1996, and ending on March 19, 1997.

Period                                                  High         Low
------                                                  ----         ----
Fiscal 1996
  Fourth Quarter (from October 25, 1996)............... 8 1/2        7 1/4

Fiscal 1997
  First Quarter (through March 19, 1997)............... 10 1/2       8 1/4


            On March 19, 1997, the closing price for a share of Common Stock, as reported by the Nasdaq SmallCap Market, was $9.25.

            The number of holders of record for Registrant's Common Stock as of March 19, 1997, was three. This number excludes individual stock holders holding stock under nominee security position listings.

            The Company has not paid any dividends on the Common Stock since its inception and does not intend to pay any cash dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

            In the past three years, the Registrant has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and as otherwise indicated herein.

            In August 1996, the Company, through Barington, acting as placement agent, issued and sold 18.25 Units of its securities, each Unit consisting of one $100,000 principal amount 10% Senior Notes and Warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.90 per share (60% of the IPO price per share), at $100,000 per Unit solely to accredited investors. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. Barington received, for its services, a placement fee of 10% of the gross proceeds from the sale of the Units, Warrants to purchase 45,625 shares of Common Stock at $3.90 per share (which were canceled in connection with the IPO) and reimbursement of certain expenses.

            In August 1996, the Company issued options under its Stock Option Plan. The Company believes that the issuance of these options was exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act and Rule 701 promulgated thereunder.

            In September 1994, pursuant to a stock purchase and loan agreement, dated September 28, 1994, by and between Technologies and the Company, which proceeds were used in connection with the purchase of the Division from Maxis, Inc. (the "Technologies Agreement"), Technologies purchased 61.11% of the Company's authorized and issued Common Stock for the purchase price of $100,000, and loaned to the Company $1,200,000. In August 1996, such loan, including accrued interest thereon, was converted to 263,158 shares of Common Stock. In July 1996, Technologies made additional loans to the Company in an aggregate principal amount of $502,000 and received the Technologies Warrants to purchase 468,242 shares of Common Stock. In August 1996, upon the repayment by the Company of such loan, including accrued interest thereon, Technologies purchased
6.25 units in the Bridge Financing. The Company believes that each such transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

            The Company has granted options to purchase an aggregate of 649,000 shares of Common Stock to certain members of the Company's board of directors and to employees and consultants. The Company believes that the issuance of such option was exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Overview

            The Company commenced operations in December 1993 to develop and market business simulation software. Since its inception, the Company has been engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, establishing marketing and manufacturing capabilities and raising capital.

            The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Sales to the SESI, Systemhouse, ORD, and Bell Canada during the fiscal year ended December 31, 1996, accounted for 28%, 25%, 24% and 14%, respectively, of the Company's sales for such period. Sales to Markle, ORD and Systemhouse during the fiscal year ended December 31, 1995, accounted for 27%, 14% and 13%, respectively, of the Company's sales for such period. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully or substantially completed as of December 31, 1996. The Company historically has not had, and at December 31, 1996, did not have, any substantial firm order backlog. The Company's current strategy is to change its focus from custom projects to self-funded development of simulations for broader markets by leveraging its existing products and technology platform to become a product-oriented, sales-driven company.

            As of December 31, 1996, the Company had experienced cumulative losses of $4,164,000 and has not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

            The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.

Results of Operations

            Comparison of years ended December 31, 1996 and 1995

            Revenues. Revenues for the year ended December 31, 1996, decreased by $421,000 or 32%, to $908,000, from $1,329,000, for the year ended December 31, 1995. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts.

            Gross Margin. Gross margin for the year ended December 31, 1996, was 29% of revenues as compared with 47% of revenues for the year ended December 31, 1995. A substantial portion of the decline in gross margin came from one specific project. This project was performed for the federal government and the scope of such project had not been sufficiently defined prior to the acceptance and performance of the project. As a result of such lack of specificity, the Company believes that the amount of time spent on this project was at least two times greater than the Company's estimate. Because, however, such contract was with the United States government, the Company was not permitted to re-negotiate pricing and was required to complete the project.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $652,000, or 87%, for the year ended December 31, 1996, to $1,403,000, or 154% of revenues, from $751,000, or 57% of revenues, for the year ended December 31, 1995. Selling expenses included costs of preparing project proposals and software demonstrations. General and administrative expenses consisted primarily of employee benefits, labor costs and consulting expenses. The increase in selling, general and administrative expenses was primarily due to non-cash compensation charges resulting from employee stock options granted in July, August and December, increased consulting expenses, travel expenses, new insurance policy premiums, recruiting fees and increased involvement by the Company's technical development team in the preparation of Company's proposals and presentations. The Company expects general and administrative expenses to increase in future periods as the Company incurs additional costs related to being a public company and expands its staff and facilities.

            Research and Development. Research and development expenses for the year ended December 31, 1996, decreased by $179,000, or 55%, to $149,000, or 16% of revenues, from $328,000, or 25% of revenues, for the year ended December 31, 1995. This decrease was primarily due to the shifting of development efforts from initial internal software development to customer software development contracts.

            As the Company's business strategy shifts from custom development projects to product sales, the Company expects that research and development expenses will increase in future periods.

            Interest Expense. Interest expense for the year ended December 31, 1996, increased by $1,213,000, or 866%, to $1,353,000, or 149% of revenues, from
$140,000, or 11% of revenues, for the year ended December 31, 1995. This increase was primarily due to interest associated with borrowings from Technologies, the bank line of credit and the Bridge Notes, and the issuance of the Technologies Warrants and the Bridge Warrants for debt. All such loans were paid in full or were converted to equity as of December 31, 1996.

            Other Income, net. Other income for the year ended December 31, 1996, increased by $123,000, or 1,230% to $133,000, or 15% of revenues, from
$10,000, or 1% of revenues, for the year ended December 31, 1995. This increase was primarily due to an increase in fees received for assisting customers with product presentations and demonstrations in connection with the resale by such customers of the Company's products, and an increase in interest income from increased cash balances.

            Net Loss. As a result of the foregoing, net loss for the year ended December 31, 1996, increased by $1,925,000, or 327%, to $2,514,000 from $589,000 for the year ended December 31, 1995.

Liquidity and Capital Resources

            Since its inception and through December 31, 1996, the Company has incurred cumulative losses aggregating approximately $4,164,000, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from stockholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

            At December 31, 1996, the Company had cash and cash equivalents of approximately $6,869,000 and working capital of approximately $6,728,000 and stockholder's equity of approximately $6,827,000. At December 31, 1996, the Company had no long-term liabilities outstanding except for $12,000 due under capital leases.

            The Company's operating activities used net cash of $1,495,000 and $297,000 in 1996 and 1995, respectively. The funds were used for the Company's product development and to fulfill various contract obligations.

            The Company's financing activities provided net cash of $8,227,000 and $195,000 in 1996, and 1995, respectively. The increase in cash balance for the fiscal year ended December 31, 1996, is due to the IPO in October 1996.

            Based on the Company's operating plan, the Company believes that its existing cash balances, together with revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its operations through at least the next twelve months. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions will prove to be correct. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

Significant Financial and Business Developments

            Pursuant to a plan of reorganization, in August 1996, Technologies converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately, $120,000 of accrued interest, into an aggregate of 263,158 shares of Common Stock.

            On August 28, 1996, the Company closed the Bridge Financing which provided gross proceeds of $1,825,000 to the Company from the issuance of promissory notes and warrants to purchase 456,250 shares of common stock. The Company repaid $502,000 principal amount plus $123,000 of accrued interest related to loans from Technologies from a portion of such proceeds. Technologies purchased $625,000 aggregate principal amount of promissory notes pursuant to the Bridge Financing.

            On October 30, 1996, the Company received net proceeds of approximately $7,860,350 (net of underwriting discounts and commissions and approximately $1,239,700 of related expenses payable by the Company) from the issuance of 1,400,000 shares of Common Stock at $6.50 per share, pursuant to the IPO. On November 20, 1996, the Company received additional net proceeds of approximately $1,187,550 from the issuance of 210,000 shares of Common Stock, pursuant to the exercise in full of the underwriter's over-allotment option granted as part of the IPO. Approximately, $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under the promissory notes issued in the Bridge Financing. The remainder of the net proceeds of the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

Item 7.     FINANCIAL STATEMENTS

            The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.


Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            The Company filed a Form 8-K with the Securities and Exchange Commission with a Report Date of February 28, 1997, in connection with the Company's dismissal of KPMG Peat Marwick LLP as the Company's independent accountants and the engagement of Deloitte & Touche LLP as the Company's independent accountants.

                                    PART III


Item     9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers, Directors, Key Employees and Consultants

            The executive officers, directors, key employees and consultants of the Company are as follows:

Name                                   Age         Position
----                                   ---         --------
Mr. Fred Knoll                         41          Chairman of the Board, Director
Mr. Phillip F. Whalen, Jr.             49          President, Chief Executive Officer, Director
Mr. John Hiles                         50          Founder, Chief Technology Officer, Secretary, Director
Mr. Marc Cooper                        35          Director
Ms. Esther Dyson                       45          Director
Mr. Frederick Gluck                    61          Director
Dr. Ted Prince                         49          Director
Mr. Fran Saldutti                      49          Director
Ms. Barbara Portner                    49          Acting Chief Financial Officer
Mr. Rick Rosenbaum                     50          Software Architect
Mr. Bruce Skidmore                     39          Software Architect
Mr. Greg  Rossi                        42          Senior Software Engineer
Mr. Robert Stern                       49          Multimedia Director
Mr. Mort Meyerson                      57          Advisory Committee Member


            Fred Knoll has been Chairman of the Board and a member of the board of directors since September 1994. From 1987 to the present, Mr. Knoll has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buy-outs and venture capital for Murray Johnstone, Ltd. of Glasgow, Scotland. From 1983 to 1985, Mr. Knoll served as manager of venture investments for Robert Fleming, Inc., a U.K. merchant bank in New York and was responsible for managing a venture capital fund as well as managing a team whose responsibility was to identify public investment opportunities. Mr. Knoll also held investment positions with the Capital Group (Capital Research/Capital Guardian) from 1982 to 1983 and General American Investors. During the 1970's, Mr. Knoll worked in sales and marketing management for Data General and Wang Laboratories, Inc. Mr. Knoll is a director of numerous companies, including Arthur Treachers, Inc., a company in the fast service seafood restaurant business and Lamar Signal Processing, Ltd., a digital processing company, and is a principal of Valor Capital Management, L.P., a private investment limited partnership. Mr. Knoll holds a B.S. in Computer Science from M.I.T. and an M.B.A. from Columbia University in Finance and International Business.

            Phillip Whalen has been President, Chief Executive Officer and a Director of the Company since December 1996. From June 1994 to November 1996, Mr. Whalen was Vice President of the European operations of Digital Tools, Inc. ("Digital Tools"), where he established an independent business unit for this leading project management software company. Prior to heading up Digital Tools' European operation, Mr. Whalen was, from July 1992, to May 1994, Vice President of Digital Tools' sales, marketing and services in the U.S. at Digital Tools' headquarters in Cupertino, California. During his tenure, Mr. Whalen made the AutoPlan project management software product the dominant one in its category.

            From 1990 to 1992, Mr. Whalen was Vice President, Marketing and then Vice President, Sales for Clarity Software, Inc. ("Clarity"), a UNIX business software company he helped found. While at Clarity, Mr. Whalen was responsible for establishing all marketing and sales functions. From 1985 to 1990, Mr. Whalen was Vice President, Sales and Marketing for cc:Mail Inc., which in five years grew to become the largest installed, LAN-based, electronic mail software product before being acquired by Lotus Development Corp. in 1990. Mr. Whalen received a B.A. in Chemistry from Denison University in 1969 and an M.B.A from Stanford University Graduate School of Business in 1982.

            John Hiles, the Founder and Chief Technology Officer, has been Secretary of the Company and a member of its board of directors, since its inception. Mr. Hiles served as the Company's President from its inception until November 31, 1996 (except during the period from March to August 1996). Hiles' career spans 24 years in the software industry. From 1992 to 1993, he served in various positions with Maxis Business Simulations, including that of General Manager. While with Maxis, Inc., Mr. Hiles directed the development of SimHealth and developed a means of transferring the key human interface properties of entertainment games to business and government simulations. From 1986 to 1992, Mr. Hiles was President and co-founder of Delta Logic, Inc. From 1984 to 1986, Mr. Hiles served as Senior Vice President of product development at Digital Research. From 1976 to 1983, Mr. Hiles was employed by Amdahl where he lead the development of software products. In 1984, Mr. Hiles was in charge of leading software development at Mead Data Central. Two of the many products that have been produced by organizations that he directed were GEM, one of the first graphical user interfaces for the PC, and UTS, Amdahl's highly successful mainframe-compatible UNIX operating system which foreshadowed the open systems movement by several years. Mr. Hiles holds an A.B. from the University of California at Santa Barbara and took several additional undergraduate and graduate courses in Computer Science at the University of California at Los Angeles and the University of California at Irvine.

            Marc S. Cooper has been a member of the board of directors since January 1997. Since April, 1992, Mr. Cooper has been the Executive Vice President - Director of Investment Banking and Research for Barington Capital Group, L.P. From April 1989 to March 1992, Mr. Cooper was a partner of Scharf Brothers, a private merchant bank involved in acquisitions of domestic and international industrial and technology companies. From April 1987 to April 1989, Mr. Cooper was a Vice President in the corporate finance department of Kidder Peabody & Co., Inc., where he was involved in structuring and negotiating a wide variety of merchant banking and merger and acquisition transactions. From 1982 to 1987, Mr. Cooper was an associate in investment banking at Dean Witter Reynolds, Inc. Mr. Cooper received an M.B.A. from the New York University Graduate School of Business Administration, and a B.S. in Management and Economics from New York University.

            Esther Dyson has been a member of the board of directors since October 1994. Since 1983, Ms. Dyson has served as president of EDventure Holdings, a diversified company focusing on emerging information technology worldwide, and on the emerging computer markets of Central and Eastern Europe. Since 1996, Ms. Dyson has been chairman of the Electronic Frontier Foundation and was a member of the US National Information Infrastructure Advisory Council, where she co-chaired the Information Privacy and Intellectual Property Subcommittee. Ms. Dyson is a member of the board of directors of the Global Business Network, ComputerLand Poland, Accent Software, Inc., Scala ECE and Cygnus Solutions, Inc., and she is a member of the advisory board of Perot Systems. She is a limited partner in the Mayfield Software Fund. Ms. Dyson has also written articles on industry topics for the Harvard Business Review, The New York Times, The New York Times Magazine, WIRED Magazine and Forbes Magazine, among others.

            Frederick W. Gluck has been a member of the board of directors since October 1994. Mr. Gluck has also served as vice-chairman and a director of Bechtel Group, Inc. since 1995, and as a member of the Board of Directors of Bechtel Enterprises, Inc. He also serves as a member of both companies' executive committees. Prior to joining Bechtel, Mr. Gluck spent more than 25 years with McKinsey & Company, and was ultimately the managing director of the Company. Mr. Gluck serves on the Harvard Business School board of directors of the Associates, the Management Education Council of the Wharton School, the U.S./Hong Kong Economic Cooperation Committee, the Council on Foreign Relations and the Board of the International Executive Service Corps. Mr. Gluck is also a member of the Bord of Directors of ACT Networks, Inc.

            Ted Prince has been a member of the board of directors since October 1994. Since 1995, Dr. Prince has been the Chairman and CEO of INSCI Corporation. Since 1992, Dr. Prince has been the President and founder of Perth Ventures, Inc., an investment banking and public relations firm which specializes in the emerging information technology area. Dr. Prince is also an author, publisher and speaker in the area of emerging information technologies and market trends. He is the author and publisher of The Technology Fundamentalist, a national newsletter focusing on emerging computer technologies and market trends. Dr. Prince has started up several information technology companies including CP International, a company specializing in text retrieval software, and Harwell Computer Power, a startup in the same field. From 1984 to 1992, he served as President and CEO of several companies, including the national computer services company, Computer Power Group. From 1979 to 1984, Dr. Prince was the Chief Information Officer of the Australian Social Security Agency where he was responsible for designing the new national social welfare system.

            Fran Saldutti has been a member of the board of directors since October 1994. Mr. Saldutti has been, since 1995, a managing general partner of Ardent Research Partners, L.P., a limited partnership founded in 1992 to invest exclusively in the information technology markets. From 1990 through February 1995, Mr. Saldutti served as senior technology analyst for Amerindo Investment Advisers. From 1984 through 1986 he served as Senior Vice President and Director of Research for Gartner Securities and from 1986 to 1988 as Director of Technology Research for L.F. Rothschild. Mr. Saldutti moved to the buy side in 1989 as senior technology analyst with Merrill Lynch Asset Management's Sci/Tech Fund. From 1975 to 1989 Mr. Saldutti either produced, sold or directed technology research for several leading technology brokerage firms. Mr. Saldutti maintains board directorships in other technology companies, including Kraft Kennedy, Lesser, a LAN industry systems integrator and Meta Group, a market research firm specializing in information technology, on which he also serves on the compensation committee. He is a member of the Software and Services Splinter Group of the New York Society of Securities Analysts.

            Barbara Portner has been the acting Chief Financial Officer since February 1997. Ms. Portner has over 27 years of experience in finance and human resources in the high technology software business. From May 1996 to January 1997, Ms. Portner was Vice President of Human Resources and a member of the Executive team at Simply Interactive, an Internet software start-up company. Prior to that, from April 1995 to May 1996, Ms. Portner was Director of Employment Management at Netcom On-Line Communications, Inc., a publicly traded Internet service provider. From 1990 until March 1995, Ms. Portner was a financial consultant for software start-up companies such as Azor, Inc. and SI pharmaceuticals. From 1979 until 1989, Ms. Portner was Chief Financial Officer, Vice President of Finance and Administration for Consilium, Inc., a public company which builds and sells a software product for shop floor control. Ms. Portner holds a B.S. in Mathematics from New York University.

            Rick Rosenbaum, Software Architect, has been employed by the Company as an applications engineer since its inception. Mr. Rosenbaum has 25 years of experience in the software industry specializing in computer languages and simulation applications. Prior to working at the Company, from 1992 to 1993, he served as Senior Member of the Technical Staff of Maxis, Inc. and, in 1986, as Manager of the Core Languages Group of Sun Microsystems, and from 1987 to 1992 as Project Manager of Digital Research and Bank of America. Mr. Rosenbaum holds a B.S. in Electrical Engineering and an M.S. in computer science from the Georgia Institute of Technology.

            Bruce Skidmore, Software Architect, has been employed by the Company as an engineering manager since 1993. Mr. Skidmore has 14 years of experience in the software development industry as, among other things, a Project Manager, Engineering Manager and Director of Engineering. His technical experience is in the areas of operating system development and design, networks and application architectures. From 1992 to 1993 he worked for Maxis, Inc. as Director of Product Development. From 1986 through 1992, he worked for Poquet and Delta Logic as Manager of Communications and Systems Software. From 1981 to 1986, he worked for Digital Research as a Network Project Manager. Mr. Skidmore holds a B.S. in Computer Science from California Polytechnic State University, San Luis Obispo.

            Greg Rossi, Senior Software Engineer and the architect of WHITEBOARD, has been employed by the Company as a programmer since 1994. Mr. Rossi has 12 years of experience in the software industry focusing on object data bases and graphic user interfaces. From 1992 to 1993 he worked for Maxis, Inc. as Senior Member of the Technical Staff. From 1986 to 1992 he worked for Poquet and Delta Logic as principal programmer. From 1985 to 1988 he worked for Digital Research as a senior software engineer and from 1982 to 1984 for Dialogic Systems as programmer. Mr. Rossi has a B.A. in Chemistry and Computer Science from the University of California at Santa Cruz.

            Robert Stern has been Multimedia Director for the Company since February, 1997. Mr. Stern has 26 years of experience as a creator, developer, and producer of a wide range of corporate design and interactive products. He is the former Creative Director of Simply Interactive. Prior to that he was President and Executive Producer at Technimation, Inc. a 3D computer animation company. He has worked on projects for IBM, Apple, AMD, and Acura, to name a few. Mr. Stern holds a BA in graphic design and a M.F.A. in film production from the University of Washington. He is a frequent lecturer on computer animation and web design.

            Mort Meyerson, the Chairman of the Advisory Committee, has been Chairman of Perot Systems since 1992. From 1979 to 1986 he was President and Chief Executive Officer of EDS Information Systems. Mr. Meyerson has had extensive experience in the software industry, in running large technology companies and in investing in, growing and capitalizing emerging technology companies.

Item 10.    EXECUTIVE COMPENSATION

            The following table sets forth compensation paid for the fiscal years ended December 31, 1996, December 31, 1995, and December 31, 1994, to those persons who were, at December 31, 1996, (i) the chief executive officer and (ii) the one other most highly compensated executive officer of the Company, who was the only other executive officer of the Company who received over $100,000 in compensation in the form of salary and bonus (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                Compensation
                                                                                -------------
                                                      Annual Compensation          Awards
                                                -----------------------------------------------
                                                                                  Securities
                                                                   Other Annual   Underlying
                                                                   Compensation    Options/       All Other
Name and Principal Position   Year       Salary ($)      Bonus ($)     ($)            SARs        Compensation
--------------------------------------------------------------------------------------------------------------
Phillip F. Whalen, Jr.        1996(1)     $ 14,584      -------       -----         430,000           -----
Chief Executive Officer

John Hiles(2)                 1996        $135,507      $25,000       -----          -----            -----
Founder, Chief                1995        $132,000      -------       -----          -----            -----
Technology Officer            1994        $132,000      -------       -----          -----            -----

---------

(1) Mr. Whalen joined the Company on December 1, 1996, and this amount represents his salary from that date through December 31, 1996.

(2)      Mr. Hiles was President of the Company until November 30, 1996.

                            1996 Stock Option Grants

            The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's Common Stock price.

            The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers during the fiscal year ended December 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                           Number of
                           Securities           % of Total                          Market
                           Underlying         Options Granted      Exercise or     Price on
                        Options Granted       to Employees in      Base Price       Date of     Expiration
Name                          (#)               Fiscal Year          ($/Sh)          Grant         Date
----------------------------------------------------------------------------------------------------------
Phillip F. Whalen, Jr.     230,000(1)              39.00%            $7.65          $9.00       12/01/06
                           150,000(2)              25.40%            $9.00          $9.00       12/01/06
                            50,000(3)               8.50%            $9.00          $9.00       12/01/06
John Hiles                       0                     0                --             --             --

----------

(1) Options to purchase 76,667 shares of the Company's Common Stock shall become exercisable commencing December 1, 1997, and options to purchase an additional 6,388.875 shares of the Company's Common Stock shall become exercisable in each of the succeeding months that Mr. Whalen is an employee thereafter, until December 1, 1999, at which time all such options shall become exercisable.

(2) Provided Mr. Whalen is still an employee of the Company at the time, such options shall become exercisable upon the earlier of (i) December 1, 1999, and (ii) such time as the market price of the Company's Common Stock is $20.00 per share or higher for 20 consecutive days.

(3) Provided Mr. Whalen is still an employee of the Company at the time, such options shall become exercisable upon the earlier of (i) December 1, 1999, and (ii) such time as the market price of the Company's Common Stock is $30.00 per share or higher for 20 consecutive days.

                                AGGREGATE OPTION
                        EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES(1)

                                                      Number of Security Underlying  Value of Unexercised In-The-Money
                              Shares                     Unexercised Options at                Options at
                             Acquired                       December 31, 1996             December 31, 1996 (1)
                            on Exercise      Value         -------------------            ---------------------
Name                            (#)       Realized($)  Exercisable Unexercisable       Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------
Phillip F. Whalen, Jr.          N/A           N/A            0       430,000                 0                $253,000
John Hiles                      N/A           N/A            0             0                 0                0

---------------
(1) Amount reflects the market value of the underlying shares of Common Stock at the closing sales price reported on the Nasdaq SmallCap Market on December 31, 1996 ($8.75 per share), less the exercise price of each option.


Compensation Committee

            The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company and to administer the Company's 1996 Stock Option Plan. Messrs. Prince and Saldutti, who are disinterested directors, comprise the Compensation Committee.

General Policies Regarding Compensation of Executive Officers

            The Company's executive compensation policies are intended (1) to attract and retain high quality managerial and executive talent and to motivate these individuals to maximize shareholder returns, (2) to afford appropriate incentives for executives to produce sustained superior performance, and (3) to reward executives for superior individual contributions to the achievement of the Company's business objectives. The Company's compensation structure consists of base salary, annual cash bonuses, and stock options. Together these components link each executive's compensation directly to individual and Company performance.

            Salary. Base salary levels reflect individual positions, responsibilities, experience, leadership, and potential contribution to the success of the Company. Actual salaries vary based on the Compensation Committee's subjective assessment of the individual executive's performance and the Company's performance.

            Bonuses. Executive officers are eligible to receive cash bonuses based on the Compensation Committee's subjective assessment of the respective executive's individual performance and the performance of the Company. In its evaluation of executive officers and the determination of incentive bonuses, the Compensation Committee does not assign quantitative relative weights to different factors or follow mathematical formulae. Rather, the Compensation Committee makes its determination in each case after considering the factors it deems relevant, which may include consequences for performance that is below expectations.

            Stock Options. Stock options are currently the Company's sole long term compensation vehicle. The stock options are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

            The directors at the Company do not receive any cash compensation for their participation on the board. During 1996, Messrs. Gluck, Prince and Saldutti and Ms. Dyson each received options to purchase 10,259 shares of Common Stock at an exercise price of $1.00 per share.

            In determining the size of individual option grants, the Compensation Committee considers the aggregate number of shares available for grant, the number of individuals to be considered for an award of stock options, and the range of potential compensation levels that the option awards may yield. The number and timing of stock option grants to executive officers are decided by the Compensation Committee based on its subjective assessment of the performance of each grantee. In determining the size and timing of option grants, the Compensation Committee weighs any factors it considers relevant and gives such factors the relative weight it considers appropriate under the circumstances then prevailing. While an ancillary goal of the Compensation Committee in awarding stock options is to increase the stock ownership of the Company's management, the Compensation Committee does not, when determining the amount of stock options to award, consider the amount of stock already owned by an officer. The Compensation Committee believes that to do so could have the effect of inappropriately or inequitably penalizing or rewarding executives based upon their personal decisions as to stock ownership and option exercises.

            In 1993, the Internal Revenue Code was amended to limit the deductibility of certain compensation expenses in excess of $1 million. These changes in the tax laws will apply to the compensation paid to executive officers of the Company in fiscal year ending December 31, 1997. The Compensation Committee believes that the compensation paid by the Company in fiscal year ending December 31, 1997, will not result in any material loss of tax deductions for the Company. The Compensation Committee will continue to monitor the tax regulations as they are finalized to determine whether any policy changes are appropriate.

Arrangements with Directors and Executive Officers

            Mr. Whalen's employment arrangements with the Company guarantee him an annual base salary of $175,000 plus a minimum bonus of $75,000 for the fiscal year ending December 31, 1997, provided the Company reaches certain milestones (as to be determined by the Compensation Committee). Mr. Whalen received a salary of $14,584 Fiscal 1996, representing his prorated salary for his one month employment. Additionally, in connection with his employment by the Company, Mr. Whalen received (i) an option under the Plan to purchase 230,000 shares of Common Stock at $7.65 per share, 76,667 of such options vesting on December 1, 1997, and 6,388.875 of such options vesting in each of the succeeding months that Mr. Whalen is an employee thereafter, until December 1, 1999, at which time all such options shall be exercisable; (ii) an option outside of the Plan to purchase 150,000 shares of Common Stock at $9.00 per share, such options vesting upon the earlier of (A) December 1, 1999, and (B) such time as the Common Stock is $20.00 per share or higher for 20 consecutive days; and (iii) an option outside of the Plan to purchase 50,000 shares of Common Stock, such options vesting upon the earlier of (A) December 1, 1999, and
(B) such time as the Common Stock is $30.00 per share or higher for 20 consecutive days.

            John Hiles, the Founder, Chief Technology Officer, Secretary and former President of the Company, is employed by the Company under an employment agreement that is subject to automatic annual renewals unless terminated by the Company or Mr. Hiles upon 90 days' prior written notice. Mr. Hiles currently receives a salary of $160,000 per year and a minimum bonus of $50,000 for the fiscal year ending December 31, 1997. Such salary may be increased at the discretion of the board of directors, and may be supplemented by certain bonuses at the discretion of the board of directors of the Company. The Company believes the terms of the arrangement are no less favorable to the Company than the terms that it could have obtained from an unaffiliated third party.

            Fred Knoll, the Chairman of the Board of the Company, has provided, and continues to provide certain executive and related consulting services to the Company as requested by the Company, including, serving as Chairman of the Board, consulting on various aspects of the Company's business and negotiating certain contractual and employment arrangements. To date, Mr. Knoll has not been compensated for such services, however, Mr. Knoll may, in the future, be compensated for such services at the discretion of the board of directors in an amount which is not anticipated to be in excess of $150,000 per annum. Mr. Knoll is also entitled to reimbursement of any expenses which he incurs in connection with providing services to the Company. Mr. Knoll, through certain affiliates, controls Technologies.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's voting securities by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


Name and Address                     Amount and Nature of        Percentage of
of Beneficial Owner                  Beneficial Ownership           Class(1)
-------------------                  --------------------           -------
Thinking Technologies, L.P.(2)             2,579,573                 49.0%

Mr. Fred Knoll(3)                          2,579,573                 49.0%

Mr. John Hiles(4)                          1,076,677                 23.2%

Mr. Phillip F. Whalen, Jr.(5)                    ---                  ---

Mr. Marc Cooper(6)                               ---                  ---

Ms. Esther Dyson(7) (8)                       25,000                    *

Mr. Frederick Gluck(8) (9)                    25,000                    *

Dr. Ted Prince(8) (10)                        25,000                    *

Mr. Fran Saldutti(8) (11)                     25,000                    *

All directors and                          3,756,250                 70.0%
executive officers as a group
(8 persons)(3)(4)(5)(6)(7)(9)(10)(11)
--------
 *        Less than one percent.

(1) Percentage of ownership is based on 4,641,758 shares of Common Stock outstanding. For each beneficial owner, shares of Common Stock subject to convertible securities exercisable within 60 days of the date of this Form 10-KSB are deemed outstanding for computing the percentage of such beneficial owner.

(2) Includes 468,242 shares of Common Stock issuable upon the exercise of the Technologies Warrants and 156,250 shares of Common Stock issuable upon exercise of Bridge Warrants issued as part of the Bridge Units purchased by Technologies. Does not include 75,454 shares of Common Stock which may be purchased by Technologies from John Hiles upon the exercise of an outstanding option for $5.00 per share. The address of Thinking Technologies, L.P. is 200 Park Avenue, Suite 3900, New York, New York 10166.

(3) Includes 2,579,573 shares beneficially owned by Thinking Technologies, L.P., a limited partnership indirectly controlled by Mr. Knoll. The address of Mr. Knoll is c/o Knoll Capital Management, 200 Park Avenue, Suite 3900, New York, New York 10166.

(4) Includes 75,454 shares of Common Stock which may be purchased by Technologies from John Hiles upon the exercise of an outstanding option for $5.00 per share. The address of Mr. Hiles is c/o Thinking Tools, Inc., One Lower Ragsdale Drive, 1-250, Monterey, California 93940.

(5) The address of Mr. Whalen is c/o Thinking Tools, Inc., One Lower Ragsdale Drive, 1-250, Monterey, California 93940.

(6) The address of Mr. Cooper is c/o Barington Capital Group, 888 7th Avenue, New York, NY 10019.

(7) The address of Ms. Dyson is c/o EDventure Holdings, Inc., 104 Fifth Avenue, 20th Floor, New York, New York 10011-6987.

(8) Includes an aggregate of 25,000 shares of Common Stock issuable to each non-affiliated director of the Company upon exercise of outstanding options.

(9) The address of Mr. Gluck is c/o Bechtel, Inc., 50 Beal Street, San Francisco, California 94105.

(10) The address of Dr. Prince is c/o Perth Ventures, 342 Madison Avenue, #716, New York, New York 10173.

(11) The address of Mr. Saldutti is c/o Ardent Research Partners, 200 Park Avenue, 39th Floor, New York, New York 10166.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In connection with its purchase of certain assets from Maxis, Inc., and in order to fund its continuing operations, the Company entered into a stock purchase and loan agreement, dated September 28, 1994, by and between Technologies and the Company (the "Technologies Agreement"). Technologies was formed by Knoll Capital Management, L.P. in order to purchase Common Stock of the Company and to advance the funds provided for under the Technologies Agreement. The general partner of Technologies is Knoll Capital Management, L.P., an affiliate of Mr. Fred Knoll, the Company's Chairman of the Board. Mr. Mort Meyerson, a member of the advisory committee of the Company, is a limited partner in Technologies.

            Pursuant to the Technologies Agreement, Technologies purchased 61.11% of the Company's authorized and issued Common Stock, for the purchase price of $100,000 and loaned to the Company $1,200,000 (the "Loan"). The Loan was evidenced by a promissory note (the "Technologies Note") due and payable on September 27, 1999. The Technologies Note provides for the semi-annual payment of interest at ten percent (10%) per annum beginning when and if the Company realized $2,000,000 in gross income during any fiscal year. In connection with the Technologies Agreement, Mr. Hiles executed an irrevocable proxy authorizing Knoll Capital Management, L.P. to vote his shares of Common Stock, which proxy was effective until the Company (i) was acquired through a merger or acquisition; or (ii) effects an initial public IPO in the aggregate amount of $2,500,000. On and before July 29, 1996, Technologies made additional loans to the Company in an aggregate principal amount of $502,000, with interest at a rate of 10% per annum, which loans were due and payable on December 31, 1996 (the "Additional Loan"), but were repaid in connection with the Bridge Financing. In connection with the Additional Loan, Technologies received warrants to purchase 468,242 shares of Company Common Stock at an exercise price of $1.07 per share. The loan was paid in full on December 31, 1996.

            Pursuant to the Technologies Agreement, as long as Technologies owned 20% of the Company's Common Stock, the Company could not take certain actions without the approval of the Company's board of directors. Technologies entered into a Consent, Waiver and Amendment dated as of August 28, 1996, as amended (the "Consent & Waiver"), with the Company in connection with the Bridge Financing pursuant to which such covenants terminated upon consummation of the IPO.

            In connection with the Technologies Agreement, the Company and Mr. Hiles agreed to certain co-sale rights and registration rights. Pursuant to the Consent and Waiver, these rights terminated upon consummation of the IPO.

            In addition, in connection with the Bridge Financing, pursuant to the Consent and Waiver, the following transactions were consummated:

            Thinking Tools, Inc., a California corporation ("TTI"), was merged with and into its wholly-owned subsidiary Thinking Tools, Inc., a Delaware corporation. Pursuant to the Merger, each share of common stock of TTI outstanding prior to the Merger was exchanged for .7462 shares of Common Stock.

            Pursuant to a plan of recapitalization adopted by the Company's board of directors, Technologies converted $1,200,000 aggregate principal amount of outstanding indebtedness and $120,310 of accrued interest into an aggregate of 263,158 shares of Common Stock issued to Technologies.

            Technologies purchased $625,000 aggregate principal amount of Bridge Notes in the Bridge Financing immediately following repayment by the Company of $502,000 aggregate principal amount of outstanding indebtedness and $123,000 of accrued interest due to Technologies from the proceeds of the Bridge Financing.

            The Company has no present intention to acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. All future transactions with officers, directors, affiliates and/or controlling stockholders of the Company will be on terms no less favorable than could be obtained from unaffiliated parties, and shall be approved by a majority of the directors of the Company, including a majority of the independent disinterested directors of the Company.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report or incorporated by reference as indicated below

Exhibit
 No.                 Description
-------              -----------
3.1         Certificate of Incorporation of Thinking Tools, Inc.(1)

3.2         By-Laws of Thinking Tools, Inc.(1)

4.1         Form of Underwriter's Option Agreement (1)

4.2         1996 Stock Option Plan(1)

4.3         Form of Stock Certificate(2)

4.4         Form of Private Placement Investors' Warrant(1)

4.5         Technologies Warrant(2)

4.6         Form of Private Placement Note(1)

4.7         Form of Lock-up Agreement(2)

10.1        Employment Agreement between the Company and John Hiles(2)

10.2        Form of Consulting Agreement(1)

10.3 Development Agreement between the Company and Systemhouse dated June 30, 1995 (2)

10.4 Services Agreement between the Company and Systemhouse dated March 8, 1995(2)

10.5 Vertical Market Software Development/Licensing Agreement between the Company and Coopers dated October 12, 1994(2)

10.6 Technologies Agreement between the Company and Technologies dated September 26, 1994(2)

10.7        Consent, Waiver and Amendment between the Company and
            Technologies dated August 31, 1996(2)

10.8        Lease between the Company and KI Monterey Research, Inc.
            dated August 19, 1994, as amended(2)

10.9        Letter Agreement  between the Company and Phillip F. Whalen, Jr.

11.1        Computation of Net Loss Per Share

16.         Letter on change in certifying accountant3

27.         Financial Data Schedule
--------

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission on September 3, 1996 (the "Registration Statement").

(2) Incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the Securities and Exchange Commission on October 11, 1996.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 7, 1997, and Amendment No. 1 thereto on Form 8-K/A, as filed with the Commission on March 14, 1997.

(b) Reports on Form 8-K

            The Registrant did not file any Reports on Form 8-K during the fourth quarter of Fiscal 1996.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997

                                  THINKING TOOLS, INC.


                               By: /s/ Phillip F. Whalen, Jr.
                                   --------------------------
                                   Phillip F. Whalen, Jr.
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

Dated:  March 26, 1997             /s/ Phillip F. Whalen, Jr.
                                   -------------------------------------
                                   Phillip F.  Whalen, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Dated:  March 27, 1997             /s/ Marc Cooper
                                   --------------------------
                                   Marc Cooper, Director

Dated:  March 26, 1997             /s/ Esther Dyson
                                   --------------------------
                                   Esther Dyson, Director

Dated:  March 27, 1997             /s/ Frederick Gluck
                                   --------------------------
                                   Frederick Gluck, Director

Dated:  March 26, 1997             /s/ John Hiles
                                   --------------------------
                                   John Hiles, Director

Dated:  March 26, 1997             /s/ Fred Knoll
                                   --------------------------
                                   Fred Knoll, Director

Dated:  March --, 1997
                                   --------------------------
                                   Dr. Ted Prince, Director

Dated:  March 31, 1997             /s/ Fran Saldutti
                                   --------------------------
                                   Fran Saldutti, Director


Dated:  March 27, 1997             /s/ Barbara Portner
                                   --------------------------
                                   Barbara Portner
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                              THINKING TOOLS, INC.

                              --------------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page

Independent Auditors' Report ....................................................................  F-2
Independent Auditors' Report ....................................................................  F-3
Balance Sheets at December 31, 1996 and 1995 ....................................................  F-4
Statements of Operations for the Years Ended December 31, 1996 and 1995 .........................  F-5
Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996 and 1995 .....  F-6
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995 .........................  F-7
Notes to Financial Statements ...................................................................  F-8

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheet of Thinking Tools, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1995 were audited by other auditors whose report, dated August 16, 1996 (except as to Note 13 to the 1995 financial statements, which was as of August 28, 1996) expressed an unqualified opinion on those statements and included an explanatory paragraph that described situations which raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




DELOITTE  &  TOUCHE  LLP

San Jose, California
March 26, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Thinking Tools, Inc.:

      We have audited the accompanying balance sheet of Thinking Tools, Inc. (the Company) as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 1995 financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13 to the 1995 financial statements. The financial statements as of and for the year ended December 31, 1995 do not include any adjustments that might result from the outcome of this uncertainty.




KPMG Peat Marwick  LLP

San Jose, California
August 16, 1996, except as to Note 13 of the 1995
   financial statements which is as of August 28, 1996

                              THINKING TOOLS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                                    December 31,
                                                                                            -----------------------------
                                                                                                1996            1995
                                                                                            --------------  -------------
                                         ASSETS

Current assets:
  Cash and equivalents                                                                         $ 6,869         $   152
  Accounts receivable                                                                              230             146
  Costs and estimated earnings in excess of billings on uncompleted contracts                       --              11
  Prepaid expenses and other current assets                                                        147              10
                                                                                               -------         -------
           Total current assets                                                                  7,246             319

Property and equipment, Net                                                                        101             102
Other assets                                                                                        10              11
                                                                                               -------         -------
TOTAL                                                                                          $ 7,357         $   432
                                                                                               =======         =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                             $   181         $     5
  Accrued expenses                                                                                 161             124
  Billings in excess of costs and estimated earnings on uncompleted contracts                       32             210
  Notes payable                                                                                    127             201
  Current portion of capital lease obligations                                                      17              13
  Due to related party                                                                              --              34
  Deferred revenue                                                                                  --              30
                                                                                               -------         -------
           Total current liabilities                                                               518             617

Long-term liabilities:
  Long-term portion of capital lease obligations                                                    12              18
  Note payable                                                                                      --           1,200
  Interest payable                                                                                  --             155
                                                                                               -------         -------
           Total liabilities                                                                       530           1,990
                                                                                               -------         -------

Commitments and contingencies (Note 6)

Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 3,000,000 shares authorized;
    no shares issued and outstanding                                                                --              --

  Common stock, $.001 par value: 20,000,000 shares authorized;
    4,641,758 and 2,768,600 shares issued and outstanding                                            5               3
  Additional paid-in capital                                                                    11,288              89
  Deferred stock compensation                                                                     (302)             --
  Accumulated deficit                                                                           (4,164)         (1,650)
                                                                                               -------         -------
           Total stockholders' equity (deficit)                                                  6,827          (1,558)
                                                                                               -------         -------

TOTAL                                                                                          $ 7,357         $   432
                                                                                               =======         =======
                                      F-4


                              THINKING TOOLS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                   Years Ended
                                                                                                   December 31,
                                                                                            ---------------------------
                                                                                                1996          1995
                                                                                            -------------  ------------
Contract revenues                                                                              $   908         $ 1,329
Contract costs                                                                                     649             708
                                                                                               -------         -------
           Gross profit                                                                            259             621
                                                                                               -------         -------

Operating expenses:
  Selling, general and administrative                                                            1,403             751
  Research and development                                                                         149             328
                                                                                               -------         -------

           Total operating expenses                                                              1,552           1,079
                                                                                               -------         -------

           Operating loss                                                                       (1,293)           (458)
                                                                                               -------         -------

Interest expense                                                                                (1,353)           (140)
Other income, net                                                                                  133              10
                                                                                               -------         -------

           Total other expenses                                                                 (1,220)           (130)
                                                                                               -------         -------

           Loss  before  income taxes                                                           (2,513)           (588)

Income tax expense                                                                                   1               1
                                                                                               -------         -------

Net loss                                                                                       $(2,514)        $  (589)
                                                                                               =======         =======

Net loss per share                                                                             $ (0.74)        $ (0.19)
                                                                                               =======         =======

Shares used in calculating per share data                                                        3,384           3,141
                                                                                               =======         =======


                       See Notes to Financial Statements.

                              THINKING TOOLS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                                                                                                          Total
                                                          Common Stock         Additional    Deferred                  Stockholders'
                                                    ---------------------        Paid-in       Stock      Accumulated    Equity
                                                        Shares    Amount         Capital   Compensation     Deficit     (Deficit)
                                                    ----------   --------      ----------  ------------   -----------  -------------
BALANCES,  January 1, 1995                           2,768,600     $ 3          $    89           --        (1,061)         (969)
Net loss                                                    --      --               --           --          (589)         (589)
                                                    ----------     ---          -------        -----       -------       -------

BALANCES,  December 31, 1995                         2,768,600       3               89           --        (1,650)       (1,558)

Issuance of common stock warrants                           --      --              900           --            --           900
Conversion of notes payable into  common stock         263,158      --            1,320           --            --         1,320
Stock compensation relating to option grants                --      --              511         (311)           --           200
Issuance of common stock in connection
  with the Company's initial public
  offering (net of costs of $1,995)                  1,610,000       2            8,468           --            --         8,470
Amortization of deferred stock compensation                 --      --               --            9            --             9
Net loss                                                    --      --               --           --        (2,514)       (2,514)
                                                    ----------     ---          -------        -----       -------       -------
BALANCES,  December 31, 1996                         4,641,758     $ 5          $11,288        $(302)      $(4,164)      $ 6,827
                                                    ==========     ===          =======        =====       =======       =======

                       See Notes to Financial Statements.

                              THINKING TOOLS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     Years Ended
                                                                                                    December 31,
                                                                                               ------------------------
                                                                                                  1996         1995
                                                                                               ------------  ----------
Cash flows from operating activities:
  Net loss                                                                                     $(2,514)        $  (589)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                   36              20
    Stock compensation expense                                                                     209              --
    Warrants issued in connection with debt                                                        900              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                          (84)            (43)
      Costs in excess of billings on uncompleted contracts                                          11              25
      Prepaid expenses and other assets                                                             11               7
      Accounts payable                                                                             176              (6)
      Accrued expenses                                                                               2             179
      Billings in excess of uncompleted contracts and deferred revenue                            (208)             76
      Due to related party                                                                         (34)             34
                                                                                               -------         -------
           Net cash used in operating activities                                                (1,495)           (297)
                                                                                               -------         -------
Cash flows from investing activities -
  Purchase of equipment                                                                            (15)            (14)
                                                                                               -------         -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                         8,470              --
  Proceeds from issuance of short-term notes payable                                             2,205             201
  Principal payment on short-term notes payable                                                 (2,434)             --
  Principal payments on capital leases                                                             (14)             (6)
                                                                                               -------         -------
      Net cash provided by financing activities                                                  8,227             195
                                                                                               -------         -------
Net increase (decrease) in cash and equivalents                                                  6,717            (116)

Cash and equivalents, beginning of year                                                            152             268
                                                                                               -------         -------
Cash and equivalents, end of year                                                              $ 6,869         $   152
                                                                                               =======         =======


Supplemental disclosure of cash flow information - cash paid during the year for:
  Interest                                                                                     $   540         $    16
                                                                                               =======         =======
  Income taxes
                                                                                               $     1         $     1
                                                                                               =======         =======


Supplemental schedule of noncash investing and financing activities:
  Conversion of notes payable and accrued interest into common stock                           $ 1,320              --
                                                                                               =======         =======
  Liability insurance financed under a note payable                                            $   155              --
                                                                                               =======         =======
  Equipment acquired under capital leases                                                      $    12         $    28
                                                                                               =======         =======


                       See Notes to Financial Statements.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 1996 and 1995


1.   Summary of Significant Accounting Policies

     Business - Thinking Tools, Inc. (the Company) was incorporated in California in December 1993 to purchase certain assets of the business simulations division of Maxis, Inc. On December 30, 1993, the Company purchased intangible assets, a contract in process, and property and equipment from Maxis in exchange for a note payable of $500,000 which was repaid in 1994. The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired based on relative fair values as follows:

Contracts in process                                                   $115,000
Acquired in-process research and development                            330,000
Property, equipment and other assets                                     55,000
                                                                       --------
Total                                                                  $500,000
                                                                       ========

     The Company develops agent-based adaptive PC-based business simulation software that has a broad range of potential applications. Thinking Technologies, L.P. was the majority shareholder of the Company until October 1996; as of December 31, 1996, Thinking Technologies, L.P. held approximately 42% of the Company's outstanding shares of common stock.

     In June 1996, the Board of Directors authorized a 4.1225-for-1 stock split for all outstanding shares of the Company's common stock.

     In August 1996, the Company reincorporated in the state of Delaware by merging with and into a wholly-owned subsidiary which was incorporated in Delaware in August 1996, with authorized capital consisting of 20,000,000 shares of $0.001 par value common stock and 3,000,000 shares of $0.001 par value preferred stock. Pursuant to such merger, each outstanding share of the Company's common stock was exchanged for .7462 shares of common stock.

     The accompanying financial statements and notes have been restated to give effect to the stock splits and reincorporation.

     In October and November 1996, the Company completed its initial public offering (IPO) (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Significant estimates made by management include the stage of completion, the amount of costs yet to be incurred on contracts in progress and the valuation of net deferred tax assets.

     Revenue and Cost Recognition - Revenues from fixed-price contracts are recognized using the percentage of completion method, measured by input measures. Contract costs primarily include direct labor and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Revenues from time and materials contracts are recognized as costs are incurred.

     The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

     Prepaid Expenses - Prepaid expenses at December 31, 1996 primarily consists of prepaid insurance which is being amortized over the contract term.

     Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term.

     Research and Development - Research and development costs are charged to expense as incurred. The Company capitalizes software development costs incurred subsequent to the establishment of technological feasibility. Costs incurred after the establishment of the technological feasibility of software were not material in 1996 and 1995 and therefore were expensed.

     Interest Expense - In addition to the stated interest on the Company's borrowings, interest expense includes the direct costs of various financings as well as the fair value of warrants issued in connection with such borrowings (see Note 8).

     Income Taxes - The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

     Stock Compensation - The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

     Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common stock outstanding, dilutive common equivalent shares from stock options and warrants using the treasury stock method and convertible debt using the if-converted method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at a price less than the Company's IPO price within a year of the IPO filing (using the treasury stock method) have been included in the computation of common and common equivalent shares outstanding for all periods presented prior to the IPO.

2.   Accounts Receivable

     A summary of accounts receivable follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Completed contract billings                                      $ 212     $  28
Contracts in progress billings                                      --       118
Other receivables                                                   18        --
                                                                 -----     -----

Total                                                            $ 230     $ 146
                                                                 =====     =====

3.   Costs and Estimated Earnings on Uncompleted Contracts

     Costs, estimated earnings and billings on uncompleted contracts are summarized as follows (in thousands):


                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Costs incurred on uncompleted contracts                          $ 280    $ 249
Estimated earnings                                                  --      309
                                                                 -----    -----

                                                                   280      558
Less billings to date                                             (312)    (757)
                                                                 -----    -----

Total                                                            $ (32)   $(199)
                                                                 =====    =====

     Included in accompanying balance sheets under the following captions (in thousands):
                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Costs and estimated earnings in excess
  of billings on uncompleted contracts                           $  --    $  11
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                (32)    (210)
                                                                 -----    -----

Total                                                            $ (32)   $(199)
                                                                 =====    =====

4.   Property and Equipment

     A summary of property and equipment follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Equipment                                                        $ 145    $ 118
Furniture and fixtures                                               7        7
Leasehold improvements                                               6        6
                                                                 -----    -----


                                                                   158      131
Less accumulated depreciation and amortization                     (57)     (29)
                                                                 -----    -----

Total                                                            $ 101      102
                                                                 =====    =====

     At December 31, 1996 and 1995, property and equipment included assets leased under capital leases of approximately $30,000 and $29,000 (net of accumulated amortization of $22,000 and $11,000), respectively.

5.   Accrued Expenses

     A summary of accrued expenses follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Legal and professional fees                                      $  66    $  31
Payroll and related benefits                                        29       72
Other                                                               66       21
                                                                 -----    -----

Total                                                            $ 161    $ 124
                                                                 =====    =====

6.    Leases

      The Company leases office space in Monterey, California, under a noncancelable operating lease expiring in 1998. Total rent expense under operating leases was approximately $98,000 and $91,000 for the years ended 1996 and 1995, respectively.

      The Company leases certain office equipment under noncancelable capital leases expiring in 2000.

      The following is a summary of future minimum lease payments as of December 31, 1996 (in thousands):

Year Ending                                                   Capital  Operating
December 31,                                                  Leases     Lease
------------                                                  ------     -----

    1997                                                      $  19      $  98
    1998                                                         13         25
    1999                                                          2         --
                                                              -----      -----

Total minimum lease payments                                     34      $ 123
                                                                         =====
Less amounts representing interest                               (5)
                                                              -----

Present value of future minimum lease payments                   29
Less current installments under capital lease obligation        (17)
                                                              -----

Long-term portion of capital lease obligations                $  12
                                                              =====

7.   Income Taxes

     The components of income tax expense for each of the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                  Current   Deferred  Total
                                                  -------   --------  -----

Federal ......................................       $-        $-      $-
State ........................................        1         -       1
                                                     ---       ---     ---

Total ........................................       $1        $-      $1
                                                     ===       ===     ===

     The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Computed "expected" tax benefit                                  $(746)   $(200)
State franchise tax, net of federal income benefit                   1        1
Losses not utilized                                                746      200
                                                                 -----    -----

Total                                                            $   1    $   1
                                                                 =====    =====

     Significant components of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----
Deferred tax assets:
  Federal and state net operating loss carryforwards             $ 792    $ 369
  Acquired intangible assets                                       138      149
  Various accruals and reserves                                     38        8
                                                                 -----    -----

Total gross deferred tax assets                                    968      526
Less valuation allowance                                          (955)    (515)
                                                                 -----    -----

Net deferred tax assets                                             13       11
Total gross deferred tax liabilities                               (13)     (11)

Net tax assets and liabilities                                   $  --    $  --
                                                                 =====    =====

     As of December 31, 1996, the Company has net operating loss carryforwards of $2,000,000 which expire for federal and state purposes through 2011 and 1999, respectively. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Service Code, Section 382.

8.   Notes Payable

     A summary of notes payable follows (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Insurance note payable                                           $ 127       --
Bank line of credit                                                 --       79
Notes due to Thinking Technologies, L.P.                            --    1,322
                                                                 -----    -----

Total notes payable                                                127    1,409
Less current portion                                              (127)    (201)
                                                                 -----    -----


Long-term portion                                                $  --    1,200
                                                                 =====    =====

      The insurance note payable bears annual interest at 8.33% and is due in monthly installments of approximately $19,000 (including interest) through July 1997.

     The bank line of credit was repaid upon the closing of the bridge financing described below, at which time the credit facility was closed.

     In September 1994, the Company borrowed $1,200,000 from Thinking Technologies, L.P. under a note bearing annual interest of 10% and which was collateralized by all of the Company's assets and the Company's common stock owned by its President. Interest payable of $180,000 was converted to notes payable in March 1996. Approximately $1,320,000 of the note balance was converted into an aggregate of 263,158 shares of common stock in July 1996. The remaining balance, along with all accrued interest, was repaid in August 1996 upon the closing of the bridge financing described below.

     In 1995, the Company borrowed $122,000 from Thinking Technologies, L.P. under a note payable bearing annual interest at 7% with an original due date of December 31, 1995. During 1996, the Company borrowed additional amounts from Thinking Technologies, L.P. In July 1996, the 1995 and 1996 borrowings and accrued interest totaling $502,000 were converted into a note payable bearing annual interest of 10% and which was due on December 31, 1996. These amounts, together with accrued interest, were repaid in August 1996 upon the closing of the bridge financing described below. In connection with the July 1996 transaction, the Company issued warrants to Thinking Technologies, L.P. to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 31, 2006. The Company recorded a noncash interest expense of approximately $350,000 in 1996 in connection with the issuance of these warrants.

     In August 1996, the Company closed a bridge financing which provided gross proceeds of $1,825,000 to the Company from the issuance of units consisting of promissory notes totaling $1,825,000 (bearing interest at 10%) and warrants to purchase an aggregate of 456,250 shares of common stock. The Company repaid $625,000 of existing loans and accrued interest due to Thinking Technologies, L.P. from a portion of such notes. Thinking Technologies, L.P. purchased units comprising $625,000 aggregate principal amount of such notes and related warrants. All borrowings under this bridge financing, together with accrued interest, was repaid with a portion of the proceeds from the Company's IPO in October 1996.

     The warrants to purchase 456,250 shares of the Company's common stock are exercisable at $3.90 per share expiring August 2001. In addition, the Company issued warrants to purchase 45,625 shares of common stock to the Placement Agent at the same exercise price; such warrants to the Placement Agent were canceled in connection with the Company's IPO. The Company recorded a noncash interest expense of approximately $550,000 in connection with the issuance of the warrants issued in the bridge financing. In addition, costs of approximately $280,000 incurred in obtaining the bridge financing were also charged to interest expense during 1996.

9.   Stockholders' Equity

     Common Stock

     In August 1996, Thinking Technologies, L.P. converted approximately $1,320,000 of notes and interest into an aggregate of 263,158 shares of common stock (see Note 8).

     In October and November 1996, the Company completed its IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. A portion of the proceeds were used to repay amounts outstanding under the bridge financing (see Note 8). In connection with its initial public offering, the Company sold to its underwriter options to purchase 140,000 common shares for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share).

     Common Stock Options

     Under the Company's 1996 Stock Option Plan (the Plan), options to purchase up to an aggregate of 376,000 shares of common stock may be granted to officers, directors, employees or consultants. The Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator, and nonqualified stock options. Options granted under the Plan become exercisable as determined by the Board of Directors and must be exercised within ten years.

     During 1995 and 1996, the Company granted options to purchase an aggregate of 58,964 and 590,036 shares of common stock, respectively (375,036 shares under the Plan in 1996), at a weighted average exercise price of $0.79 and $6.63 per share, respectively. Such options had a weighted average fair value of $7.37 and $0.79 per share at the date of grant, respectively. As of December 31, 1996, no options have been exercised or canceled, and 964 shares were available under the Plan for future grant.

     Certain of the options granted during 1996 had exercise prices which were less than the deemed fair value of common stock at the date of grant. Consequently, the Company has recorded a noncash compensation expense of approximately $209,000 related to such difference in 1996 and, as of December 31, 1996, an additional $302,000 of deferred stock compensation will be amortized in future periods over the three-year option vesting term.

     Additional information regarding options outstanding as of December 31, 1996 is as follows:

                          Options Outstanding
-------------------------------------------------------------------------            Options Exercisable
                                              Weighted                         --------------------------------
                                              Average          Weighted                              Weighted
    Range of                                 Remaining         Average                               Average
    Exercise              Number            Contractual        Exercise           Number             Exercise
     Prices             Outstanding          Life (yrs)         Price          Exercisable            Price
     ------             -----------          ----------         -----          -----------            -----
  $0.79 - $1.00           167,000               9.1            $ 0.86            167,000             $ 0.86
      $5.00                52,000               9.7              5.00                 --                 --
  $7.65 - $9.00           430,000               9.9              8.28                 --                 --
                          -------                                                -------

                          649,000               9.7            $ 6.11            167,000             $ 0.86
                          =======                                                =======

     Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life, 30 to 40 months; stock volatility, 61% subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $2,661,000 ($0.79 per share) in 1996 and $609,000 ($0.19 per share) in 1995.

10.  Concentrations of Credit Risk

     The Company's business is dependent on a few customers, the loss of which could have a material effect on the Company. The following schedule summarizes the past distribution of sales by major customer:

                                                                  December 31,
                                                                 ---------------
                                                                 1996      1995
                                                                 -----     -----

Customer A                                                         28%       3%
Customer B                                                         25       13
Customer C (28% of accounts receivable at December 31, 1996)       24       14
Customer D (64% of accounts receivable at December 31, 1996)       14       --
Customer E                                                         --       27

                                   * * * * *