Form 10QSB/A
period 1996-09-30
THINKING TOOLS INC
filed 1997-04-07
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 on
                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the transition period from __________ to __________

                        Commission file number 000-21295

                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)


             Delaware
 (State or other jurisdiction of                         77-0436410
  Incorporation or Organization)            (I.R.S. Employer Identification No.)

    One Lower Ragsdale Drive, 1-250
          Monterey, California                              93940
(Address of principal executive offices)                  (Zip Code)

         Issuer's Telephone Number, Including Area Code: (408) 373-8688

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

At November 27, 1996, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

The Registrant hereby amends Part II, Item 6 to include Exhibit 27 (Financial Data Schedule), which was inadvertently omitted from the original report as filed.


Item 6:                     Exhibits

1.       Exhibit 27- Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THINKING TOOLS, INC.



Date: April 3, 1997                   By:  /s/ Phillip F. Whalen , Jr.
                                           ---------------------------
                                           Phillip F. Whalen, Jr., President