Form 10QSB
period 1997-03-31
THINKING TOOLS INC
filed 1997-05-15
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

      For the transition period from ________________ to __________________

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

At May 12, 1997, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED March 31, 1997
                                      INDEX


Part I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         ---------

Item 1.    FINANCIAL STATEMENTS
           Condensed Balance Sheets as of March 31, 1997 and
           December 31, 1996................................................. 3

           Condensed Statements of Operations for the three month periods ended March 31, 1997 and 1996..................................... 4

           Condensed Statements of Cash Flows for the three month
           periods ended March 31, 1997 and 1996............................. 5

           Notes to Condensed Financial Statements........................... 6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION...................... 7


Part II - OTHER INFORMATION
---------------------------

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................. 10


Signatures .................................................................. 11

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,    December 31,
                                                                 1997         1996 (1)
                                                             (Unaudited)
ASSETS

    Current assets:
       Cash and equivalents                                   $  6,194      $  6,869
       Accounts receivable                                         112           230
       Prepaid expenses and other current assets                   118           147
                                                              --------      --------
            Total current assets                                 6,424         7,246

    Property and equipment, net                                    152           101
    Other assets                                                    14            10
                                                              --------      --------
            Total assets                                      $  6,590      $  7,357
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                       $     30      $    181
       Accrued expense                                             218           161
       Billings in excess of costs on uncompleted contracts          8            32
       Notes payable                                                73           127
       Current portion of capital lease obligations                 17            17
                                                              --------      --------
            Total current liabilities                              346           518

    Long-term liabilities:
    Long-term portion of capital lease obligations                   8            12
                                                              --------      --------
            Total liabilities                                      354           530
                                                              --------      --------

    Stockholders' equity:
       Common Stock                                                  5             5
       Additional paid-in capital                               11,288        11,288
       Deferred Stock Compensation                                (278)         (302)
       Accumulated deficit                                      (4,779)       (4,164)
                                                              --------      --------
            Total stockholders' equity                           6,236         6,827
                                                              --------      --------
            Total liabilities and stockholders' equity        $  6,590      $  7,357
                                                              ========      ========

(1) Derived from the December 31, 1996, audited balance sheet included in the Company's 1996 Annual Report on Form 10-KSB

                                       3
                  See notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended
                                                                  March 31,
                                                             1997          1996

Contract revenues                                          $   70        $  331
Contract costs                                                 70           189
                                                           ======        ======
   Gross profit                                                --           142

Operating expenses
   Selling, general, and administrative                       576           234
   Research and development                                   121            39
                                                           ------        ------
      Total Operating Expense                                 697           273
                                                           ------        ------
      Operating loss                                         (697)         (131)
                                                           ------        ------

Interest expense                                               (3)          (37)
Other income, net                                              85            --
                                                           ------        ------
      Total other income (expense)                             82           (37)
                                                           ------        ------
      Loss before income taxes                               (615)         (168)

Income tax expense                                             --            --
      Net Loss                                               (615)         (168)
                                                           ======        ======
Net loss per share                                          (0.13)        (0.05)
                                                           ======        ======
                                                            4,642         3,141
Shares used in calculating per share data                  ======        ======





                                        4
                   See notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Three months ended
                                                                         March 31,
                                                                    1997        1996
Cash flows from operating activities:
    Net loss                                                       $  (615)   $ (168)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                   15         5
        Stock compensation                                              24        --
        Changes in operating assets and liabilities:
            Accounts receivable                                        118        29
            Prepaid expenses and other assets                           25       (13)
            Costs in excess of billings on uncompleted contracts        --         7
            Accounts payable                                          (151)       48
            Accrued expenses                                            57        43
            Billings in excess of costs on uncompleted contracts
              and deferred revenue                                     (24)      (76)
                                                                   -------    ------
                  Net cash used in operating activities               (551)     (125)
                                                                   -------    ------


Cash flows from investing activities
     Purchase of property and equipment                                (66)       (1)
                                                                   -------    ------
Cash flows from financing activities:
     Principal payment on short-term notes payable                     (54)       (7)
     Principal payments on capital leases                               (4)       (3)
                                                                   -------    ------
                  Net cash used in financing activities                (58)      (10)

Net decrease in cash                                                  (675)     (136)
Cash at beginning of period                                          6,869       152
                                                                   -------    ------
Cash at end of period                                              $ 6,194    $   16
                                                                   =======    ======
Supplemental disclosures of cash flow information:
    Cash paid during the period:
       Interest                                                          3        13
                                                                   =======    ======

                                        5
                   See notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the information included in the Company's 1996 Annual Report on Form 10-KSB filed with the Securities Exchange Commission.

2.  Common Stock

   In August 1996, Thinking Technologies, L.P., a principal stockholder of the Company, converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately $120,000 of accrued interest into an aggregate of 263,158 shares of common stock.

   In October and November 1996, the Company completed its IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its initial public offering, the Company sold to its underwriter options to purchase 140,000 common shares for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share). Approximately $1,856,500 of the net proceeds from the initial public offering were used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996.

3.  Net Loss Per Share

   Net loss per share is computed based upon the weighted average number of shares of common stock outstanding. In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares from stock options and warrants (using the treasury stock method) and convertible debt (using the if-converted method) issued by the Company at prices below the offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the effective date of the initial public offering regardless of whether they are antidilutive.

4.  Recently Issued Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

   SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   The Company does not expect that its historically reported EPS will change as a result of adopting SFAS 128.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

   Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the Company's dependence on the emerging market for business simulation software, development of additional products, protection of its intellectual property, limited marketing experience, limited number of customers, and need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company, competitive factors affecting the Company, and other risks described herein and in the Company's 1996 Annual Report on Form 10-KSB.

   The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Quarterly Report on Form 10-QSB.

Overview

   The Company commenced operations in December 1993 to develop and market business simulation software. Since its inception, the Company has been engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, establishing marketing and manufacturing capabilities and raising capital.

   The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Revenues earned from the Office of Research and Development ("ORD") during the three months ended March 31, 1997, accounted for 100% of the Company's revenue for such period. This customer is not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to this customer. Contracts with this customer have been substantially completed as of March 31, 1997. The Company historically has not had, and at March 31, 1997 did not have, any substantial firm order backlog.

   The Company's current strategy is to change its focus from custom projects to self-funded development of simulations for broader markets by leveraging its technology to develop new products to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. The Company currently has two new products under development that are expected to be released before year-end 1997. One product addresses the Year 2000 problem, and the other helps information technology managers plan for disaster recovery. The Company intends to continue to selectively pursue strategic contract software development projects that could allow for further development of an important technology on a paid basis, or facilitate the development of relationships with potential distribution partners. Any inability by the Company to develop new products or obtain new orders could have a material adverse effect on the Company's business, financial condition and results of operations.

   As of March 31, 1997, the Company had experienced cumulative losses of $4,779,000 and had not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. Through

March 31, 1997, the Company's operations have been funded primarily through private sales of debt and equity securities and the Initial Public Offering ("IPO") which was completed in 1996. In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with the IPO, the Company sold to its underwriter warrants to purchase 140,000 common shares for $.001 per warrant. These warrants are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share). Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under certain promissory notes issued on a bridge financing in August 1996. The remainder of the net proceeds of the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

   The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.

Results of Operations

Comparison of three months ended March 31, 1997, and March 31, 1996

   Revenues Revenues for the three months ended March 31, 1997, decreased by $261,000, or 79%, to $70,000, from $331,000 for three months ended March 31, 1996. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts. During the three months ended March 31, 1997, the Company was in the process of completing the only remaining custom project under contract and was focusing on self-funded development projects as part of its strategy to become a product-driven, sales-oriented company.

   Gross Margin Gross margin for the three months ended March 31, 1997, was nil as compared with 43% of revenues for the three months ended March 31, 1996. During the three months ended March 31, 1997, the Company was in the process of completing its only remaining custom project under contract. This project is expected to be completed in the second quarter of 1997. Contract costs equaled contract revenue in the first quarter of 1997 because the loss was correctly incurred in 1996.

   Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $342,000, or 146%, for the three months ended March 31, 1997, to $576,000, or 823% of revenues, from $234,000, or 71% of revenues, for the three months ended March 31, 1996. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to increased administrative headcount, including a new Chief Executive Officer and Chief Financial Officer, and the additional costs associated with being a public company. The Company expects selling, general and administrative expenses to increase in future periods as the Company begins to implement a selling and marketing program and expands its staff and facilities.

   Research and Development Research and development expenses for the three months ended March 31, 1997, increased to $121,000, or 173% of revenues, from $39,000, or 12% of revenues, for the three months ended March 31, 1996. This increase was primarily due to the shifting of development efforts to internal software development of new products from custom software development contracts.

   As the Company's business strategy shifts from custom development projects to self-funded development projects, the Company expects that research and development expenses will increase.

   Interest Expense Interest expense for the three months ended March 31, 1997, decreased by $34,000, or 92%, to $3,000, or 4% of revenues, from $37,000, or 11% of revenues, for the three months ended March

31, 1996. This decrease was primarily due to the repayment of substantially all debt as of December 31, 1996.

   Other Income Other income for the three months ended March 31, 1997, increased by $85,000, to $85,000, or 121% of revenues, from nil, for the three months ended March 31, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the Company's Initial Public Offering.

   Net Loss As a result of the foregoing, net loss for the three months ended March 31, 1997, increased by $447,000, or 266%, to $615,000, from $168,000 for the three months ended March 31, 1996.

Liquidity and Capital Resources

   Since its inception and through December 31, 1996, and March 31, 1997, the Company has incurred cumulative losses aggregating approximately $4,164,000 and $4,779,000, respectively, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. In the past, the Company has satisfied its cash requirements principally from advances from stockholders, and private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

   At March 31, 1997, the Company had cash of approximately $6,194,000, working capital of approximately $6,078,000, and stockholders' equity of approximately $6,236,000. At March 31, 1997, the Company had no long-term liabilities outstanding except for $8,000 due under capital leases.

   Net cash used in operating activities for the three months ended March 31, 1997, and March 31, 1996, totaled approximately $551,000 and $125,000, respectively, and was primarily a result of the Company's net losses during those periods. Net cash used in financing activities for the three months ended March 31, 1997, and March 31, 1996, totaled approximately $58,000 and $10,000, respectively.

   Based on the Company's operating plan, the Company believes that the Company's current cash balances will be sufficient to satisfy its capital requirements and finance its operation for the next twelve months. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other debt financing. The lender may impose certain restrictive covenants on the Company and upon any default by the Company on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of common stock. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

Inflation

   The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

        PART II - OTHER INFORMATION
        ---------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits                            Exhibit 27  Financial Data Schedule

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



THINKING TOOLS, INC.



Date: May 14, 1997                             By: /s/ Phillip F. Whalen, Jr.
      -------------------------                   ---------------------------
                                                 Phillip F. Whalen, Jr.
                                                 President and CEO



                                              By: /s/ Barbara T. Portner
                                                 ---------------------------
                                                 Barbara T. Portner
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)