Form 10QSB
period 1997-06-30
THINKING TOOLS INC
filed 1997-08-14
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from __________ to ________________

                        Commission file number 000-21295


                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                77-0436410
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

      One Lower Ragsdale Drive, 1-250                      93940
           Monterey, California                          (zip code)
 (Address of principle executive offices)


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

YES [X] NO [ ]

At August 1, 1997, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      INDEX


Part I - FINANCIAL INFORMATION                                                                          PAGE NO.

Item 1.      FINANCIAL STATEMENTS
             Condensed Balance Sheets as of June 30, 1997 and December 31, 1996....................        3

             Condensed Statements of Operations for the three and six month periods ended June 30,
             1997 and 1996.........................................................................        4

             Condensed Statements of Cash Flows for the six month periods ended June 30, 1997 and
             1996..................................................................................        5

             Notes to Condensed Financial Statements...............................................        6

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATION.............................................................................        7


PART II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................       10


Signatures.........................................................................................       11

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC,
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          June 30,            December 31,
                                                                            1997                  1996
                                                                         (Unaudited)              (1)
                                                                       ----------------     -----------------
ASSETS

     Current Assets:
         Cash and equivalents                                          $         5,184      $          6,869
         Accounts receivable                                                       107                   230
         Prepaid expenses and other current assets                                  72                   147
                                                                       ----------------     -----------------
              Total current assets                                               5,363                 7,246

         Property and equipment, net                                               230                   101
         Other assets                                                               26                    10
                                                                       ----------------     -----------------
              Total assets                                             $         5,619      $          7,357
                                                                       ================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                              $           151      $            181
         Accrued expenses                                                          223                   161
         Billings in excess of costs on uncompleted contracts                      ---                    32
         Notes payable                                                              18                   127
         Current portion of capital lease obligations                               17                    17
                                                                       ----------------     -----------------
              Total current liabilities                                            409                   518

     Long-term portion of capital lease obligations                                  3                    12
                                                                       ----------------     -----------------
         Total liabilities                                                         412                   530
                                                                       ----------------     -----------------

     Stockholders' equity:
         Common stock                                                                5                     5
         Additional paid-in capital                                             11,288                11,288
         Deferred stock compensation                                              (250)                 (302)
         Accumulated deficit                                                    (5,836)               (4,164)
                                                                       ----------------     -----------------
              Total stockholders' equity                                         5,207                 6,827
                                                                       ================     =================
              Total liabilities and stockholders' equity               $         5,619      $          7,357
                                                                       ================     =================


(1) Derived from the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-KSB

                                       3
                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                      ------------------------------     ------------------------------
                                                         1997              1996             1997              1996
                                                      ------------     -------------     ------------      ------------


Contract revenues                                     $        24      $        303      $        94       $       634
Contract costs                                                 24               165               94               354
                                                      ------------     -------------     ------------      ------------
     Gross profit                                             ---               138              ---               280
                                                      ------------     -------------     ------------      ------------


Operating expenses
     Selling, general, and administrative                     631               298            1,207               532
     Research and development                                 498                21              619                60
                                                      ------------     -------------     ------------      ------------
         Total operating expense                            1,129               319            1,826               592
                                                      ------------     -------------     ------------      ------------

         Operating loss                                    (1,129)             (181)          (1,826)             (312)


Other income (expense):
     Interest expense                                          (3)              (40)              (6)              (77)
     Other income, net                                         76                43              161                43
                                                      ------------     -------------     ------------      ------------
         Total other income (expense)                          73                 3              155               (34)
                                                      ------------     -------------     ------------      ------------

         Loss before income taxes                          (1,056)             (178)          (1,671)             (346)

Income tax expense                                              1                 1                1                 1
                                                      ------------     -------------     ------------      ------------
Net loss                                              $    (1,057)     $       (179)     $    (1,672)       $     (347)
                                                      ============     =============     ============      ============

Net loss per share                                    $     (0.23)     $      (0.06)     $     (0.36)       $    (0.11)
                                                      ============     =============     ============      ============

Shares used in calculating per share data                   4,642             3,141            4,642             3,141
                                                      ============     =============     ============      ============

                                       4
                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                                1997                 1996
                                                                                          -----------------     ---------------
Cash flows from operating activities:
     Net loss                                                                             $     (1,672)         $   (347)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                              30                13
         Stock compensation expense                                                                 52               ---
         Changes in operating assets and liabilities:
              Accounts receivable                                                                  123               (19)
              Prepaid expenses and other assets                                                     75               (33)
              Costs in excess of billings on uncompleted contracts                                 ---               (13)
              Other assets                                                                         (16)                1
              Due to related party                                                                 ---                 8
              Accounts payable                                                                     (30)               42
              Accrued expenses                                                                      62               (32)
              Billings in excess of costs on uncompleted contracts and deferred revenue            (32)             (169)
                                                                                          --------------        ---------
                  Net cash used in operating activities                                         (1,408)             (549)
                                                                                          --------------        ---------


Cash flows from investing activities:
     Purchase of property and equipment                                                           (159)              ---
                                                                                          --------------        ---------


Cash flows from financing activities:
     Principal payment on short-term notes payable                                                (109)              (27)
     Proceeds from issuance of short-term notes payable                                            ---               257
     Principal payments on capital leases                                                           (9)               (6)
     Proceeds from issuance of long-term debt                                                      ---               180
                                                                                          --------------        ---------
                  Net cash used in financing activities                                           (118)              404


Net decrease in cash and equivalents                                                            (1,685)             (145)
Cash and equivalents at beginning of period                                                      6,869               152
                                                                                          --------------        ---------
Cash and equivalents at end of period                                                     $      5,184          $      7
                                                                                          ==============        =========


Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Income taxes                                                                                1                 1
                                                                                          --------------        ---------
         Interest                                                                                    3                 6
                                                                                          ==============        =========

                                       5
                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. Interim results are not necessarily indicative of results for the full year.

   These financial statements should be read in conjunction with the information included in the Company's 1996 Annual Report on Form 10-KSB filed with the Securities Exchange Commission.

2.  Common Stock

   In August 1996, Thinking Technologies, L.P., a principal stockholder of the Company, converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately $120,000 of accrued interest, into an aggregate of 263,158 shares of common stock.

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

3.  Net Loss Per Share

   Net loss per share is computed based upon the weighted average number of shares of common stock outstanding. In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares from stock options and warrants (using the treasury stock method) and convertible debt (using the if-converted method) issued by the Company at prices below the offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the effective date of the initial public offering, regardless of whether they are antidilutive.

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

   The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues has been derived from a limited number of relatively large development projects contracted for by a small number of customers. Revenues earned from the Office of Research and Development during the six months ended June 30, 1997, accounted for 100% of the Company's revenue for such period. This customer is not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to this customer. Contracts with this customer have been substantially completed as of June 30, 1997. The Company historically has not had, and at June 30, 1997, did not have, any substantial firm order backlog.

   Currently, the Company is changing its focus from custom projects to self-funded development projects as part of its strategy to become a product-oriented company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. The Company currently has two new products under development. One product addresses the Year 2000 problem, and the other targets the disaster recovery market. The Company has made significant progress in the development of the Year 2000 product, having recently entered the first phase of the beta testing program, and the disaster recovery product, which also remains on schedule. Both products are designed to help business managers analyze, plan for, and manage mission-critical business issues and the Company is on track to release these products during 1997. The Company intends to continue to selectively pursue strategic contract software development projects that could allow for further development of an important technology on a paid basis, or facilitate the development of relationships with potential distribution partners. An inability by the Company to develop new products or obtain new orders could have a material adverse effect on the Company's business, financial condition and results of operations.

   As of June 30, 1997, the Company had experienced cumulative losses of $5,836,000 and had not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. Through June 30, 1997, the Company's operations have been funded primarily through private sales of debt and equity securities and the Initial Public Offering ("IPO") which was completed in 1996. In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with the IPO, the Company sold to its underwriter warrants to purchase 140,000 common shares for $.001 per warrant. These warrants are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share). Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under certain promissory notes issued on a bridge financing in August 1996. The remainder of the net proceeds from the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

   The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.

Results of Operations

Comparison of the three months ended June 30, 1997, and June 30, 1996

   Revenues Revenues for the three months ended June 30, 1997, decreased by $279,000, or 92%, to $24,000 from $303,000 for the three months ended June 30, 1996. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts. During the three months ended June 30, 1997, the Company was in the process of completing the only remaining custom project under contract and was focusing on self-funded development projects as part of its strategy to become a product-driven company.

   Gross Margin Gross margin for the three months ended June 30, 1997, was nil as compared with 46% of revenues for the three months ended June 30, 1996. During the three months ended June 30, 1997, the Company was in the process of completing its only remaining custom project under contract. This project is expected to be completed in the third quarter of 1997. Contract costs equaled contract revenue in the second quarter of 1997 because the expected loss was recorded in 1996.

   Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $333,000, or 112%, for the three months ended June 30, 1997, to $631,000 from $298,000 for the three months ended June 30, 1996. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to increased administrative headcount, including a new Chief Executive Officer and Chief Financial Officer, the beginning of developing a selling and marketing strategy and starting to implement such strategy, the additional costs associated with being a public company, and the signing of an operating lease for the opening of a new office in San Jose, CA. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to develop and implement a selling and marketing program and expands its staff and facilities.

   Research and Development Research and development expenses for the three months ended June 30, 1997, increased by $477,000, or 2,271%, to $498,000 from $21,000 for the three months ended June 30, 1996. This increase was primarily due to the shifting of development efforts to internal development of new software products from custom software development contracts. In the prior year, these costs were accounted for as cost of goods sold.

   As the Company's business strategy shifts from custom development projects to self-funded development projects, the Company expects that research and development expenses will increase further.

   Interest Expense Interest expense for the three months ended June 30, 1997, decreased by $37,000, or

93%, to $3,000 from $40,000 for the three months ended June 30, 1996. This decrease was primarily due to the repayment of substantially all debt as of December 31, 1996.

   Other Income Other income for the three months ended June 30, 1997, increased by $33,000 to $76,000 from $43,000 for the three months ended June 30, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the Company's Initial Public Offering.

   Net Loss As a result of the foregoing, net loss for the three months ended June 30, 1997, increased by $878,000, or 491%, to $1,057,000 from $179,000 for the three months ended June 30, 1996.

Comparison of six months ended June 30, 1997, and June 30, 1996

   Revenues Revenues for the six months ended June 30, 1997, decreased by $540,000, or 85%, to $94,000 from $634,000 for six months ended June 30, 1996.
During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts. During the six months ended June 30, 1997, the Company was in the process of completing the only remaining custom project under contract and was focusing on self-funded development projects as part of its strategy to become a product-driven company.

   Gross Margin Gross margin for the six months ended June 30, 1997, was nil as compared with 44% of revenues for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company was in the process of completing its only remaining custom project under contract. This project is expected to be completed in the third quarter of 1997. Contract costs equaled contract revenue in the first half of 1997 because the expected loss was recorded in 1996.

   Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $675,000, or 127%, for the six months ended June 30, 1997, to $1,207,000 from $532,000 for the six months ended June 30, 1996. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to increased administrative headcount, including a new Chief Executive Officer and Chief Financial Officer, the beginning of developing a selling and marketing strategy and starting to implement such strategy, the additional costs associated with being a public company, and the signing of an operating lease for the opening of a new office in San Jose, CA. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to develop and implement a selling and marketing program and expands its staff and facilities.

   Research and Development Research and development expenses for the six months ended June 30, 1997, increased by $559,000, or 932%, to $619,000 from $60,000 for the six months ended June 30, 1996. This increase was primarily due to the shifting of development efforts to internal development of new software products from custom software development contracts. In the prior year, these costs were accounted for as cost of goods sold.

   As the Company's business strategy shifts from custom development projects to self-funded development projects, the Company expects that research and development expenses will increase further.

   Interest Expense Interest expense for the six months ended June 30, 1997, decreased by $71,000, or 92%, to $6,000 from $77,000 for the six months ended June 30, 1996. This decrease was primarily due to the repayment of substantially all debt as of December 31, 1996.

   Other Income Other income for the six months ended June 30, 1997, increased by $118,000 to $161,000 from $43,000 for the six months ended June 30, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the Company's Initial Public Offering.

   Net Loss As a result of the foregoing, net loss for the six months ended June 30, 1997, increased by $1,325,000, or 382%, to $1,672,000, from $347,000 for the six months ended June 30, 1996.

Liquidity and Capital Resources

   Since its inception and through December 31, 1996, and June 30, 1997, the Company has incurred cumulative losses aggregating approximately $4,164,000 and $5,836,000, respectively, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. In the past, the Company has satisfied its cash requirements principally from advances from stockholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

   At June 30, 1997, the Company had cash and equivalents of approximately $5,184,000, working capital of approximately $4,954,000, and stockholders' equity of approximately $5,207,000. At June 30, 1997, the Company had no long-term liabilities outstanding except for $3,000 due under capital leases.

   Net cash used in operating activities for the six months ended June 30, 1997, and June 30, 1996, totaled approximately $1,408,000 and $549,000, respectively, and was primarily a result of the Company's net losses during those periods. Cash used by investing activities was $159,000 during the six months ended June 30, 1997, for purchase of property and equipment, as compared to nil for the same period in 1996. Financing activities used net cash of $118,000 during the six months ended June 30, 1997, primarily for the repayment of debt, as compared to providing net cash of $404,000 during the six months ended June 30, 1996.

   Based on the Company's operating plan, the Company believes that the Company's current cash balances will be sufficient to satisfy its capital requirements and finance its operation for at least the next nine months. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other debt financing. The lender may impose certain restrictive covenants on the Company and, upon default by the Company, on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of common stock. There can be no assurance that the Company will be able to obtain such additional funds on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

Inflation

   The impact of inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

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



THINKING TOOLS, INC.



Date: 8/13/97                               By: /s/Phillip F. Whalen, Jr.
                                                -------------------------
                                                   Phillip F. Whalen, Jr.
                                                   President and CEO



                                            By: /s/Barbara T. Portner
                                                ---------------------
                                                   Barbara T. Portner
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)