Form 10QSB
period 1997-09-30
THINKING TOOLS INC
filed 1997-11-14
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from [     ] to [   ]

                        Commission file number 000-21295


                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                 77-0436410
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

            6541 Via Del Oro                               95119
          San Jose, California                           (zip code)
(Address of principle executive offices)


         Issuer's Telephone Number, Including Area Code: (408) 360-0400

      One Lower Ragsdale Drive, 1-250, Monterey, CA 93940 (former address)

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

YES [X] NO [ ]

At October 31, 1997, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX



Part I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheets as of September 30, 1997 and
            December 31, 1996 ...............................................  3

            Condensed Statements of Operations for the three and
            nine month periods ended September 30, 1997 and 1996 ............  4

            Condensed Statements of Cash Flows for the nine month
            periods ended September 30, 1997 and 1996 .......................  5

            Notes to Condensed Financial Statements .........................  6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .......................................  8


PART II - OTHER INFORMATION
---------------------------

Item 3.     EXHIBITS ........................................................ 12

Signatures .................................................................. 13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC,
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     September 30,  December 30,
                                                         1997           1996
                                                      (Unaudited)       (1)
                                                     -------------  ------------
ASSETS

   Current Assets:
       Cash and equivalents                             $  3,870     $  6,869
       Accounts receivable                                    94          230
       Prepaid expenses and other current assets              45          147
                                                        --------     --------
            Total current assets                           4,009        7,246

       Property and equipment, net                           301          101
       Other assets                                           22           10
                                                        --------     --------
            Total assets                                $  4,332     $  7,357
                                                        ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                                 $    316     $    181
       Accrued expenses                                      163          161
       Billings in excess of costs on
         uncompleted contracts                                --           32
       Notes payable                                          --          127
       Current portion of capital lease obligations           14           17
                                                        --------     --------
            Total current liabilities                        493          518

   Long-term portion of capital lease obligations             --           12
                                                        --------     --------
       Total liabilities                                     493          530
                                                        --------     --------

   Stockholders' equity:
       Common stock                                            5            5
       Additional paid-in capital                         11,288       11,288
       Deferred stock compensation                          (224)        (302)
       Accumulated deficit                                (7,230)      (4,164)
                                                        --------     --------
            Total stockholders' equity                     3,839        6,827
                                                        --------     --------
            Total liabilities and stockholders' equity  $  4,332     $  7,357
                                                        ========     ========


(1) Derived from the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-KSB


                                       3
                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      -------------------------     --------------------------
                                                         1997           1996           1997            1996
                                                      ---------     ---------       ---------       ---------
Contract revenues                                     $      --      $    138       $      94       $     772
Contract costs                                               --           164              94             519
                                                      ---------     ---------       ---------       ---------
     Gross profit (loss)                                     --           (26)             --             253
                                                      ---------     ---------       ---------       ---------


Operating expenses:
     Selling, general, and administrative                   893           423           2,099             955
     Research and development                               562            30           1,182              91
                                                      ---------     ---------       ---------       ---------
         Total operating expense                          1,455           453           3,281           1,046
                                                      ---------     ---------       ---------       ---------

         Operating loss                                  (1,455)         (479)         (3,281)           (793)
                                                      ---------     ---------       ---------       ---------


Other income (expense):
     Interest expense                                        --          (675)             (6)           (752)
     Other income, net                                       61            16             221              60
                                                      ---------     ---------       ---------       ---------
         Total other income (expense)                        61          (659)            215            (692)
                                                      ---------     ---------       ---------       ---------

         Net Loss                                        (1,394)       (1,138)         (3,066)         (1,485)
                                                      ---------     ---------       ---------       ---------

Net loss per share                                    $   (0.30)    $   (0.36)      $   (0.66)      $   (0.47)
                                                      =========     =========       =========       =========

Shares used in calculating per share data                 4,642         3,141           4,642           3,141
                                                      =========     =========       =========       =========


                                       4
                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                          ------------------
                                                                                            1997      1996
                                                                                          -------    -------
Cash flows from operating activities:
     Net loss                                                                             $(3,066)   $(1,485)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                         45         22
         Non-cash interest charges                                                             --        625
         Stock compensation expense                                                            78        200
         Changes in assets and liabilities:
              Accounts receivable                                                             136        103
              Prepaid expenses and other assets                                               102       (732)
              Costs in excess of billings on uncompleted contracts                             --          8
              Other assets                                                                    (12)        --
              Due to related party                                                             --          8
              Accounts payable                                                                135        162
              Accrued expenses                                                                  2         21
              Billings in excess of costs on uncompleted contracts and deferred revenue       (32)      (228)
                                                                                          -------    -------
                  Net cash used in operating activities                                    (2,612)    (1,296)
                                                                                          -------    -------


Cash flows from investing activities:
     Purchase of property and equipment                                                      (245)        (2)
                                                                                          -------    -------


Cash flows from financing activities:
     Principal payment on short-term notes payable                                           (127)      (581)
     Proceeds from issuance of short-term notes payable                                        --        409
     Proceeds from issuance of bridge notes                                                    --      1,825
     Principal payments on capital leases                                                     (15)        (9)
     Proceeds from issuance of long-term debt                                                  --        120
                                                                                          -------    -------
                  Net cash (used in) provided by  financing activities                       (142)     1,764
                                                                                          -------    -------


Net (decrease) increase in cash and equivalents                                            (2,999)       466
Cash and equivalents, at beginning of period                                                6,869        152
                                                                                          -------    -------
Cash and equivalents, at end of period                                                    $ 3,870    $   618
                                                                                          =======    =======

Supplemental disclosures of cash flow information: Cash paid during the period for:
         Income taxes                                                                           1          1
                                                                                          -------    -------
         Interest                                                                               6        198
                                                                                          =======    =======

     Non-cash investing and financing activities:
         Equipment acquired under capital leases                                          $    --    $    12
                                                                                          =======    =======
         Conversion of long-term debt to equity                                           $    --    $ 1,320
                                                                                          =======    =======


                                       5
                   See Notes to Condensed Financial Statements

                                    THINKING TOOLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. Interim results are not necessarily indicative of results for the full year.

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

     In October and November 1996, the Company completed its Initial Public Offering (IPO) (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its IPO, the Company sold to its underwriter warrants to purchase 140,000 common shares for a par value of $.001 per share. These warrants are exercisable for a period of five years at an exercise price equal to 160% of the IPO price ($10.40 per share). Approximately $1,856,500 of the net proceeds from the IPO were used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996.

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

4.   Recently Issued Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

   The Company does not expect that its historically reported EPS will change as a result of adopting SFAS 128. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources, and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15,1997, with earlier application permitted.

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

     The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues has been derived from a limited number of relatively large development projects contracted for by a small number of customers. Revenues earned from the Office of Research and Development during the nine months ended September 30, 1997, accounted for 100% of the Company's revenue for such period. This customer is not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to this customer. Contracts with this customer have been completed as of September 30, 1997. The Company historically has not had, and at September 30, 1997, did not have, any substantial firm order backlog.

     Currently, the Company is changing its focus from custom projects to self-funded development projects as part of its strategy to become a product-oriented company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. On September 29, 1997, the company introduced Think 2000, a product that was developed to help large organizations address the risk associated with the Year 2000 problem. The Company is also developing a new product targeted to the disaster recovery market; however, for the remainder of 1997 the company plans to focus its resources on Think 2000. Both products are designed to help business managers analyze, plan for, and manage mission-critical business issues. The company may in the future undertake strategic contract software development projects that could allow for further development of an important technology on a paid basis, or facilitate the development of relationships with potential distribution partners. An inability by the Company to develop new products or obtain product sales could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any product developed by the Company will achieve commercial acceptance or result in revenues or profits to the Company.

     As of September 30, 1997, the Company had experienced cumulative losses of $7,230,000 and had not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. Through September 30, 1997, the Company's operations have been funded primarily through private sales of debt and equity securities and the Initial Public Offering ("IPO") which was completed in 1996. In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under certain promissory notes issued on a bridge financing in August 1996. The remainder of the net proceeds from the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

     The Company expects to incur substantial operating expenses in the future to expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.

Results of Operations

Comparison of the three months ended September 30, 1997, and September 30, 1996

     Revenues Revenues for the three months ended September 30, 1997, decreased by $138,000, or 100%, to nil from $138,000 for the three months ended September 30, 1996. During the three months ended September 30, 1996 revenues were derived primarily from a relatively small number of development contracts. During the three months ended September 30, 1997, the Company was focusing on self-funded development projects as part of its strategy to become a product-driven company.

     Gross Margin Gross margin for the three months ended September 30, 1997, was nil as compared with a loss of 19% of revenues for the three months ended September 30, 1996.

     Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $469,000, or 111%, for the three months ended September 30, 1997 to $892,000 from $423,000 for the three months ended September 30, 1996. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to increased administrative headcount, including a new Chief Executive Officer, and the development of a selling and marketing strategy and starting to implement such strategy, the additional costs associated with being a public company, and the opening of a new office in San Jose, California. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to develop and implement a selling and marketing program and expands its staff and facilities.

     Research and Development Research and development expenses for the three months ended September 30, 1997, increased by $532,000, or 1,773%, to $562,000 from $30,000 for the three months ended September 30, 1996. This increase was primarily due to the shifting of development efforts to internal development of a new software product from custom software development contracts. In the prior year, these costs were accounted for as cost of goods sold.

     As the Company's business strategy shifts from custom development projects to self-funded development projects, the Company expects that research and development expenses will increase further.

     Interest Expense Interest expense for the three months ended September 30, 1997, decreased by $675,000, or 100%, to nil from $675,000 for the three months ended September 30, 1996. This decrease was primarily due to the repayment of substantially all debt as of December 31, 1996.

     Other Income Other income for the three months ended September 30, 1997 increased by $45,000 to $61,000 from $16,000 for the three months ended September 30, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the Company's Initial Public Offering.

     Net Loss As a result of the foregoing, net loss for the three months ended September 30, 1997, increased by $256,000, or 23%, to $1,394,000 from $1,138,000 for the three months ended September 30, 1996.

Comparison of the nine months ended September 30, 1997 and September 30, 1996

     Revenues Revenues for the nine months ended September 30, 1997, decreased by $678,000, or 88%, to $94,000 from $772,000 for nine months ended September 30, 1996. During each of such periods the Company's revenues were derived primarily from a relatively small number of development contracts. During the nine months ended September 30, 1997, the Company completed the only remaining custom project under contract and was focusing on self-funded development projects as part of its strategy to become a product-driven company.

     Gross Margin Gross margin for the nine months ended September 30, 1997, was nil as compared with 33% of revenues for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company completed its only remaining custom project under contract. Contract costs equaled contract revenue in the first nine months of 1997 because the expected loss was recorded in 1996.

     Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $1,144,000, or 120%, for the nine months ended September 30, 1997, to $2,098,000 from $954,000 for the nine months ended September 30, 1996. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to increased administrative headcount, including a new Chief Executive Officer, the development of and marketing strategy and starting to implement such strategy, the additional costs associated with being a public company, and the signing of an operating lease for the opening of a new office in San Jose, CA. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to develop and implement a selling and marketing program and expands its staff and facilities.

     Research and Development Research and development expenses for the nine months ended September 30, 1997, increased by $1,091,000, or 1,199%, to $1,182,000 from $91,000 for the nine months ended September 30, 1996. This increase was primarily due to the shifting of development efforts to internal development of new software products from custom software development contracts.

     As the Company's business strategy continues to shift from custom development projects to self-funded development projects, the Company expects that research and development expenses will increase further.

     Interest Expense Interest expense for the nine months ended September 30, 1997, decreased by $46,000, or 99%, to $6,000 from $752,000 for the nine months ended September 30, 1996. This decrease was due to the repayment of substantially all debt as of December 31, 1996.

     Other Income Other income for the nine months ended September 30, 1997 increased by $161,000 to $221,000 from $60,000 for the nine months ended September 30, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the Company's Initial Public Offering.

     Net Loss As a result of the foregoing, net loss for the nine months ended September 30, 1997 increased by $1,581,000, or 106%, to $3,066,000, from
$1,485,000 for the nine months ended September 30, 1996.


Liquidity and Capital Resources

     Since its inception and through December 31, 1996 and September 30, 1997 the Company has incurred cumulative losses aggregating approximately $4,164,000 and $7,230,000, respectively, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. In the past, the Company has satisfied its cash requirements principally from advances from stockholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

     At September 30, 1997, the Company had cash and equivalents of approximately $3,870,000, working capital of approximately $3,516,000, and stockholders' equity of approximately $3,839,000. At September 30, 1997, the Company had no long-term liabilities outstanding.

     Net cash used in operating activities for the nine months ended September 30, 1997 and September 30, 1996 totaled approximately $2,612,000 and $1,296,000, respectively, and was primarily a result of the Company's net losses during those periods. Cash used by investing activities was $245,000 during the nine months ended September 30, 1997, for purchase of property and equipment, as compared to $2,000 for the same period in 1996. Financing activities used net cash of $142,000 during the nine months ended September 30, 1997, primarily for the repayment of debt, as compared to providing net cash of $1,764,000 during the nine months ended September 30, 1996.

     Based on the Company's operating plan, the Company believes that the Company's current cash balances will be sufficient to satisfy its capital requirements and finance its operation through the first quarter of 1998. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other debt financing. The lender may impose certain restrictive covenants on the Company and, upon default by the Company, on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of common stock. There can be no assurance that the Company will be able to obtain such additional funds on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

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



THINKING TOOLS, INC.



Date:                                       By:
     -----------------------------------       ---------------------------------
                                                Phillip F. Whalen, Jr.
                                                President and CEO
                                               (Principal Executive, Accounting
                                                & Financial Officer)