Form 10KSB
period 1997-12-31
THINKING TOOLS INC
filed 1998-03-31
CIK 1021444

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        |x|       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        |_|       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

                        Commission file number 000-21295

                               THINKING TOOLS, INC
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                   77-0436410
-----------------------------------  -------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Lower Ragsdale Drive, 1-250
Monterey, California                                       93940
------------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number  (408) 373-8688

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

            None                                        None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

|x|

The Registrant's revenues for its most recent fiscal year was $137,000.

As of March 15, 1998, 4,641,758 shares of common stock (the "Common Stock") of the Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq SmallCap Market on March 27, 1998 of $4.50 per share, was approximately $7,245,000.(1)

Transitional Small Business Disclosure Format (Check one): Yes __  No X



--------

1 For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own 10% or more of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in such forward-looking statements. See "Description of Business-Cautionary Statements Regarding Forward-Looking Statements."

Item 1.  DESCRIPTION OF BUSINESS

     Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Company"). On August 28, 1996, the Predecessor Company was merged with and into the Company. References herein to the "Company" include the Predecessor Company.

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

     The Company's capabilities in developing highly sophisticated simulations are built upon its skill in programming autonomous and adaptive agents, its large and growing library of reusable simulation objects, and its experience gained from developing computer games. The Company augments programmer productivity gained through the use of off-the-shelf tools through the help of its proprietary development environment, WHITEBOARD(TM), which supports interface building, object creation, simulation management, object management and application frameworks. WHITEBOARD simplifies and supports the construction of agent-based simulations and is used in all of the Company's current generation of simulations.

     The Company was formed on December 30, 1993, to purchase certain assets of the Business Simulation Division (the "Division") of Maxis, Inc., a leading computer game company and creator of the simulation game SimCityTM. Through the purchase agreement with Maxis, Inc., the Company acquired the Division's equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes.

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

     In order to imitate complex adaptive systems, models must have two properties. First, the model has to have richness to duplicate at least selected aspects of the real world system's complexity. To accomplish this, most of the Company's simulations now involve greater than 10,000 objects - or working parts
- roughly the same number of parts contained in an automobile. Second, the model must have adaptive behavior - in other words some parts of the model must be able to adapt their behavior to the actions of the human user and to the other parts. In the Company's simulations, these adaptive parts are agents. As a result, the Company refers to its products as "agent-based, adaptive simulations." Some further definitions will help to explain how this is accomplished:

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

[bullet] Training. Adaptive simulations provide a practice field for the imagination, where people can learn by doing, without the risk or danger of prohibitively high cost. Every experienced person knows that they learn through failure, but professionals are taught to do their best to avoid failure because of its high cost. Simulations make learning through failure a routine and acceptable practice by eliminating the real world consequences of failure.

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

The Thinking Tools Solution

     The Company's approach to simulation is known as agent-based, adaptive simulation (as distinct from equation-based simulation). Agent-based methods involve software environments filled with many agents. As the agents interact they individually select behavior rules that guide their actions. These actions in turn influence the rule selections made by other agents. The behavior that results from the application of all of these individual behavior rules is called emergent behavior.

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

The Year 2000 Problem - A Unique Business Opportunity

     The Company's unique technology and approach can be applied to a wide variety of business problems. The risks that the Year 2000 date change problem pose to business present a unique product opportunity to the Company.

     The Year 2000 problem stems from the way dates are stored in the computers used to manage business processes and other key tasks. For decades, computer software has used only two digits rather than four to represent the year. In addition, two-digit dates are often embedded within many kinds of equipment which use microprocessors including telephone systems, facsimile machines, burglar alarms, point-of-sale systems, factory floor equipment and scanners. For example, 1997 is represented as "97." With the Year 2000, computers encounter a new millennium for the first time. Programs that work with two-digit years are set to interpret "00" as 1900, not 2000.

     This simple error could trigger consequences of a magnitude and complexity that are only now becoming fully apparent. These span from software systems failing on January 1, 2000, to calculating insurance premiums incorrectly, money transactions being rejected, elevators or telephone systems not working, or even complete business failure.

     Solving the problem presents an immense challenge. The information departments of many large organizations have been building systems for more than 30 years. Most of those systems contain date coding, which is often buried within complex algorithms or interconnected programs. The problem also extends beyond older computers to software running on hundreds of networked PCs which also need to be checked. These applications are often interconnected through many interfaces, typically through shared files or databases. Resolving these interfaces presents difficult technical and project management challenges for Year 2000 efforts, because any changes made to an interface may affect all applications sharing that interface.

     Organizations are now beginning to realize they will not be able to fix and test everything in time, resulting in potential degradation or failure of key business functions. During each phase of the process, it is therefore important to prioritize wisely and to document efforts in the event of audits or litigation.

     Until recently, the bulk of the tools available to organizations to help solve Year 2000 problems have been information technology focused products and services designed to help organizations through the phases of conversion, pre-testing, validation testing and testing links with other organizations. Organizations have had virtually no tools to assess and manage the risks associated with the date change from a business perspective and to document the organization's efforts. Thinking Tools recognized the opportunity to create a mission-critical simulation software program that automates the process of assessing and managing business risks associated with the millennium date change.

Think 2000 - A Year 2000 Risk Simulation Product

     Each of Thinking Tools' agent-based, adaptive simulation software products provides a unique environment enabling companies to engage in risk-free, trial-and-error problem solving. The fully graphical, interactive products are decision support, training and communications tools that show ranges of risk and solutions for complex processes.

     While the Year 2000 problem was previously viewed as primarily an information technology ("IT") problem, potential Year 2000 systems failures are, in many cases, demanding attention from both IT personnel and executive management. Many corporate officers and risk managers are looking for ways to address the potential business and crisis management issues associated with the millennium date change. Unlike most Year 2000 software tools which focus on fixing or testing specific software code problems, Think 2000 enables executive decision-makers to assess the overall impact of the Year

2000 date change from a business perspective, to better prioritize redemption projects and to document the organization's activities in the event of audits or litigation.

     Announced in September 1997, Think 2000 is a mission-critical simulation software program that automates the process of assessing and managing business risks associated with the Year 2000 date change. Think 2000 simulates the impact of various Year 2000 project plans or testing strategies in four steps:

[bullet] First, with Think 2000's graphical interface, the user builds a business model that reflects the interdependencies among departments and applications.

[bullet] Second, the user enters one or more proposed mitigation plans or testing strategies.

[bullet] Third, Think 2000 runs a simulation based on the user's business model that reveals potential effects of alternative plans on revenue, customers and productivity through the year 2005. As the simulation runs, Think 2000 displays a picture of the business impact. This positions the organization to select its approach and to determine its strategy based on the simulated results of the alternative plans.

[bullet] Fourth, Think 2000 supports ongoing refinement of plans and actions as the organization's awareness increases and the Year 2000 remediation process evolves.

     Throughout the process, Think 2000 documents what the organization did, when, and based on what assumptions, providing a record of how the organization managed its Year 2000 efforts. Think 2000 is designed to allow organizations to assess and prepare for Year 2000 problems through the entire Year 2000 initiative, from planning through compliance testing.

Other Products Developed with Partners

     The Company's products are fully-graphical, interactive and provide constant graphical feedback with a wide variety of responses to the user's actions. To date, the Company's technology has been used to develop a variety of such products. Major examples include:

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

     TeleSim is a simulation of a local telephone exchange market for a particular business region, including the competitors in that region. The package simulates the world of a telephone company, including the telephone company's sales and service regions and its market opportunities and vulnerabilities. The user can actively explore the impact that changes in the conditions of supply and demand or the emphasis of different corporate objectives have on the financial performance of the corporation and on its competitive environment. Competing companies in the simulation are driven by adaptive agents that base their strategies in part on the actions taken by the user. TeleSim has some 12,000 objects. After its initial development under a contract with Coopers and Lybrand L.L.P. ("Coopers") in 1994, Coopers sold the TeleSim product to NYNEX Corporation and Pacific Telecom, Inc. Subsequent versions of TeleSim have been produced and sold through Coopers to Sprint Corp. and AT&T Corp. In late 1996, the Company obtained marketing rights for Telesim and has added Bell Canada to its list of customers.

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

Customers

     The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Some of the Company's customers have contracted for the Company's development of specific simulations in order to resell such simulations as a value-added component of their consulting or other services. Historically, however, a significant portion of revenues has been derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at December 31, 1997, did not have, any substantial firm order backlog. During 1997, the

Company sought to implement its previously announced strategy to change its focus from customer projects to self-funded development of simulations for broader markets. As part of this strategy, the Company is seeking to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

     Revenues to Systems Engineering Solutions, Inc. ("SESI") (a prime contractor for work in logistics for the United Stated Army and the United States Air Force), Genentech, and Matcom accounted for 68%, 16% and 11% of revenues respectively for the year ended December 31, 1997. Revenues from SESI, Systemhouse, ORD, and Bell Canada accounted for 28%, 25%, 24% and 14% respectively, of the Company's revenues in the year ended December 31, 1996. The Company does not believe it is materially dependent upon sales to these customers

Competition

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

     Presently, internal development of business simulations by companies seeking simulation capability represents the main source of competition to the Company's products and services. However, because it generally is not economical for a business to develop and continually upgrade such a product for its own needs alone, the Company believes that internal development produces a less cost-effective solution to the developer's needs.

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

     Authoring tools can be used to develop parts of the user interface for simulations. Authoring tools are used for developing a rich suite of multimedia effects and are optimal for building interesting graphic user interfaces and interactive applications. However, these tools cannot match the extensive customized and specialized agent-based, adaptive simulation objects possessed by the Company.

     The Company believes that there are numerous other companies that produce simulation software programs for a variety of industries and uses, including simulation software products for use in chemical engineering, energy, manufacturing and retailing.

Any of such companies may be potential competitors of the Company and may produce products which compete with the Company's business simulation products. In addition, games developers may also choose to enter the business simulation software market in the future and become competitors of the Company.

     The Company believes that its combination of computer game interfaces, agent based programming and design of complex adaptive system models differentiates its products from those of its competitors.

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

     Risk Management. These proposed simulations will provide day-to-day operational support to managers and technical professionals who must allocate limited resources to projects designed to reduce risk. Organizations face several problems of such large scale that their resources are not sufficient to "fix everything." Usually the departments and sections of large organizations view their own problems as the highest risk. Simulations in this category will help those who are responsible for planning these defensive measures to think about the problem in a rational way that is tightly connected to the most critical needs of the organization's business functions. The Company released its first product in the end of the third quarter of 1997. See "Business-Think 2000-A Year 2000 Risk Simulation Product" for a discussion to the Company's Think 2000 product.

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

     Thought and Decision Processes. The Company has built simulations that ascribe motives, goals, thoughts and strategies to other people or groups in order to make sense of their past behavior and to anticipate their future behavior. The simulation provides users with a means of building and updating models of the thought and decision processes of other individuals or groups (for example, the competition or other departments within an organization). The products based on this work would create a picture of this dynamic and often very complex process that helps the user to explore what he or she knows or assumes about the process. This model will be used to clarify communication with others and to further understand the thought process under examination. The first application was in the area of complex strategic decision-making. Future commercial applications could help corporate customers as they collect, organize and apply complex and subtle knowledge about their business decisions, or those of their competitors and customers.

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

     The Company is seeking to implement its previously announced strategy of changing its focus from customer projects to self-funded product development. In furtherance of this strategy, during 1997 the Company focused primarily on the development and commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 is the first simulation product the Company internally funded and is bringing to a broader market. The Company has made a significant investment in the development and commercialization of Think 2000, and as a result, does not currently anticipate significant revenues in the near future from other sources. The Company currently has limited capital and human resources and is focusing such resources primarily on Think 2000. Any failure of the Company to successfully commercialize Think 2000 or to meet demands for such product on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company is relying on the success of Think 2000, as well as the successful development, commercialization and marketing of additional products for its long-term viability and growth.

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

Software Development Asset-WHITEBOARD

     WHITEBOARD augments off-the-shelf programming tools to allow the Company's software programmers to rapidly build an adaptive simulation for any type of company or industry. WHITEBOARD incorporates in the simulations all major variables for situations defined by the programmer. The Company's simulation development process allows the programmer to change variables and to see the effect of any other combination of variables. WHITEBOARD is comprised of four main components:

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

[bullet] Interfaces to standard multimedia effects and approaches.

     WHITEBOARD is a powerful tool for building simulations of complex adaptive systems critical for simulating business environments. WHITEBOARD was developed to provide programmers with a tool for easily building realistic business simulations with a capacity for adaptive behavior, realistic duplication of crisis or chaos situations and animation and graphical displays. While incorporating advanced object-oriented concepts, it also focuses on the graphics area and is designed to produce highly visual, game-like interfaces. WHITEBOARD allows programmers to add full multimedia effects including sound, graphics and digital video. WHITEBOARD runs on IBM PC compatible computers using Windows 3.1or Windows 95. It is written in the widely used "C" programming language and it runs with Novell software in a workgroup environment.

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

     WHITEBOARD has been validated through use in the development of the Company's products. Programmers have been able to carry out design, simulation and testing that would have otherwise been inordinately time consuming and expensive, at a fraction of the cost and the time spent. Use of WHITEBOARD has reduced the time required for prototyping the simulation and testing the marketing and launch of a product to as little as a few months. WHITEBOARD made it possible to develop Think 2000 in a seven-month period.

Sales and Marketing

     On September 29, 1997, the Company took a step toward implementing its growth strategy by introducing Think 2000. Think 2000 is a mission-critical simulation software program that automates the process of assessing and managing business risks associated with the Year 2000 date change. Think 2000 includes the first simulation product the Company internally funded and is bringing to a broader market. The target market for Think 2000 includes executives, risk managers, legal counsel and auditors.

The Company believes that Think 2000 would be especially useful to companies in financial services, banking, insurance, government and healthcare, retail and communications, as well other organizations with complex information technology infrastructures. The Company is offering Think 2000 directly to customers, and through select Year 2000 service providers and value added resellers ("VARs").

     The Company intends to continue to recruit senior marketing and sales executives, to further develop the product strategy and implement and expand the Company's distribution strategy.

     Prior to the launch of Think 2000, the Company had not devoted significant financial resources to marketing, and customers have come through word of mouth or following referrals from Maxis, Inc. and others. The Company has also generated inquiries by presentations at industry and academic forums with high level corporate and government audiences. John Hiles, the Company's Founder and Chief Technology Officer, is a highly sought after speaker at such events.

     The Company intends to distribute its products through its existing strategic partners, new service providers as well as by initiating direct sales to customers. The Company is also in discussion with additional prospective VARs. As the Company moves into new specific product areas, it intends to seek alliances in such areas. The Company plans to continue making presentations and appearances at academic forums and corporate-sponsored events.

     The Company entered into a Vertical Market Software Development/Licensing Agreement, dated October 12, 1994 and as amended in December 1996, with Coopers pursuant to which the Company receives royalty from Coopers in exchange for the grant to Coopers of a worldwide, perpetual license to use and reproduce TeleSim subject to the following: (i) for a period equal to the greater of five years from Coopers' final acceptance of TeleSim or any period of one year of non-use by Coopers of TeleSim, the Company may not license or sell TeleSim worldwide without Coopers' written approval and (ii) the Company may use TeleSim in any product for use outside the telecommunications industry, and for any non-competitive product, including other products for the telecommunications industry, provided that the Company shall not use Coopers' confidential information or trademarks. In December 1996, this agreement was modified to allow the Company to license TeleSim or any derivative thereof to any telecommunications industry customer in exchange for a royalty on each such sale to be paid to Coopers.

     The Company also entered into a Development Agreement, dated June 30,1995, with Systemhouse, pursuant to which the Company receives a royalty from Systemhouse in exchange for the grant to Systemhouse of a worldwide, exclusive right to use, market, sell, distribute and license Project Challenge for systems integration.

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

     The Company's goal is to develop a variety of simulations in divergent business areas. As a part of this strategy, the Company intends to undertake self-funded development of new simulations with broader market appeal and to adapt certain previously developed simulations, rights to which were retained by the Company, for sale as turnkey packages to new vertical markets. The Company may also, upon request, customize these packages on a project basis.

     While moving to invest in specific horizontal and vertical products and distribution channels aimed at the high end corporate and professional service markets, the Company plans to continue its custom business. The Company intends to focus any custom business on projects that either allow for further development of an important technology on a paid basis, or facilitate the development of relationships with distribution partners which could provide benefits to the Company beyond the custom project.

     The Company intends to continue building management depth and breadth and expand the Company's marketing and sales capabilities. The Company intends to hire senior marketing and sales executives to further develop the product strategy and implement and expand the Company's distribution strategy. The Company plans to establish a direct sales force to focus on key products and markets.

Personnel

     As of December 31, 1997, the Company had a total of sixteen full-time employees, including Mr. John Hiles, the Company's Founder, Chief Technology Officer, and Secretary, Mr. Charles Isaacs, the Company's Vice President, Engineering, Mr. Philip F. Whalen, Jr., the Company's former Chief Executive Officer and President, and Mr. Moshe Zarmi (then acting as a full-time consultant to the Company). On February 12, 1998, the Company promoted Mr. Moshe Zarmi, to the position of Chief Executive Officer and President. Mr. Zarmi replaced Philip F. Whalen, Jr., who resigned on February 12, 1998. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its relations with its employees to be good.

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

Cautionary Statements Regarding Forward-Looking Statements

     Statements in this Annual Report on Form 10-KSB under the captions "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

Limited Operating History; Accumulated Deficit; History of Losses; Uncertain Future Profitability

     The Company commenced operations in December 1993 and is still in the early stage of developing products. Since its inception, the Company has experienced cumulative losses of $4,164,000 as of December 31, 1996, and $8,726,000 as of December 31, 1997, and has not experienced any quarter of profitable operations. Consequently, its operations are subject to numerous risks associated with the development of a new business. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. In September 1997, the Company introduced a new product, Think 2000, a Year 2000 risk simulation software program. The Company has made a significant investment in the development and commercialization of Think 2000, and, as a result, does not currently anticipate significant revenues in the near future from other sources. The Company has limited capital and human resources and is continuing to focus such resources primarily on Think 2000. There can be no assurance that Think 2000 will achieve commercial acceptance or result in significant revenues or profits to the Company.

There can also be no assurance that if Think 2000 does achieve commercial acceptance the Company will be able to meet demand for such product. Any failure of the Company to successfully commercialize Think 2000 or to meet demands for such product on a timely basis cold have a material adverse effect on the Company's business, operating results and financial condition.

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

     Historically, a significant portion of the Company's revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been completed as of December 31, 1997. The Company historically has not had, and at December 31, 1997, did not have, any substantial firm order backlog. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

Dependence on Emerging Market for Business Simulation Software

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

Uncertainties Related to Development of Additional Products

     Significant additional efforts will be required for the Company to develop additional agent-based, adaptive simulation products. Any such future efforts are subject to certain risks including, but not limited to, the risk that new simulations will be difficult to develop into commercially viable products free of competitive challenges and that any such products may fail to achieve and sustain market acceptance. There can be no assurance that the Company's product development efforts will be successful. Further, the Company is relying on the success of its current products, principally Think 2000, as well as the successful development, commercialization and marketing of additional products for its long-term viability and growth. Any failure of the Company to commercialize its products or to meet demands for such products on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

Technological Change; Risk of Obsolescence; Industry Standards

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

Uncertainties Regarding Intellectual Property

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

Limited Marketing Experience; Need for Additional Personnel

     The Company has very limited marketing resources and limited experience in marketing and selling its products and services. The Company will have to develop its marketing and sales force or rely principally on VAR's, collaborators, licensees or others to provide for the marketing and sales of its products and services. There can be no assurance that the Company will be able to establish adequate marketing and sales capabilities or make arrangements with VAR's, collaborators, licensees or others to perform such activities.

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

Risks Associated with Growth Strategy

     The Company's growth strategy is expected to place a significant strain on its management, administrative, operational, financial and other resources. The Company's success will be dependent upon its ability to hire additional highly-qualified personnel to support the Company's product development and marketing efforts, including monitoring operations, controlling costs and maintaining effective management, inventory and credit controls. The Company has limited experience in effectuating rapid expansion and managing a broad range of products and services and significant operations. There can be no assurance that the Company will be able to continue to manage its operations or that any inability to do so will not adversely affect its business, financial condition or results of operations.

Dependence on Key Personnel

     The Company is dependent upon the continued efforts and abilities of its senior management, particularly those of Mr. Moshe Zarmi, the Company's President and Chief Executive Officer and Mr. John Hiles, the Company's Founder, Chief Technology Officer, and Secretary. The Company has entered into an Employment Agreement with Mr. Hiles which is subject to automatic annual renewals unless terminated by the Company or Mr. Hiles upon ninety days' prior written notice. The loss or unavailability of Mr. Hiles or Mr. Zarmi for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a $5,000,000 key-man life insurance policy on Mr. Hiles. The Company's operations are also dependent upon its ability to attract and retain qualified programmers and software engineers. There can be no assurance that the Company will be able to attract and retain such skilled personnel, and failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company. All employees of the Company are at-will employees.

Control by Management and Principal Stockholders

     Mr. John Hiles owns 1,076,677 shares of Common Stock which represents approximately 23.2% of the Company's outstanding Common Stock. Mr. Fred Knoll, the Company's Chairman of the Board, controls Thinking Technologies, L.P., a limited partnership and principal stockholder of the Company ("Technologies"), which owns 1,955,081 shares of Common Stock, representing approximately 42.1% of the Company's outstanding Common Stock. Together, Messrs. Hiles and Knoll own or control an aggregate of 3,031,758 shares of Common Stock, representing approximately 65.3% of the outstanding Common Stock. As a result of such ownership and control, Messrs. Hiles and Knoll have the ability to control the election of the directors of the Company and the outcome of all issues submitted to a vote of the stockholders of the Company. Additionally, Mr. Knoll controls warrants to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share issued to Technologies (the "Technologies Warrants") in July 1996, and warrants issued to Technologies to purchase 156,250 shares of Common Stock (the "Bridge Warrants"), at an exercise price of $3.90 per share, issued by the

Company to purchasers of its 10% Senior Secured Promissory Notes (the "Bridge Notes") in connection with a debt financing consummated in August 1996 (the "Bridge Financing").

Need For Additional Financing

     Based on the Company's operating plan, the Company believes its existing cash balances will be adequate to satisfy its operating and capital requirements through the middle of the third quarter of fiscal 1998. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. However, the Company does not expect that it will be able to continue its operations beyond this time without additional financing, and may need to raise additional debt or equity financing to fund its future operations and growth strategy. The Company anticipates that it will be required to seek additional funding through public or private sales of debt or equity securities. The Company is currently evaluating its financing options; however, there can be no assurance that additional financing will be available when needed on terms acceptable to the Company or at all.

NASDAQ Delisting; Low Stock Price

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

     If the Company's securities are deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities.

Future Sales of Restricted Securities

     The Company had 4,641,758 shares of Common Stock outstanding as of December 31, 1997. Of these shares, all 1,610,000 shares of Common Stock sold in the IPO are freely transferable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 3,031,758 shares of Common Stock (the "Restricted Shares") outstanding were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" as defined in Rule 144 under the Securities Act. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock prevailing from time to time.

Effect of Previously Issued Options, Warrants and Underwriter's Options on Stock Price

     The Company has reserved from the authorized, but unissued, Common Stock, 600,000 shares of Common Stock for issuance to key employees, officers, directors, and consultants pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan"), 376,000 shares of Common Stock for issuance to key employees, officers, directors, and consultants pursuant to the Company's 1996 Stock Option Plan (the "1996 Plan"); 273,964 shares of Common Stock for issuance to officers, directors and a consultant pursuant to stock options granted outside of the Plan; 456,250 shares of Common Stock for issuance upon exercise of the Bridge Warrants; and 468,242 shares of Common Stock for issuance upon exercise of the Technologies Warrants. In connection with the IPO, the Company also sold to Barington Capital Group, L.P. ("Barington"), for nominal consideration, options to purchase an aggregate of 140,000 shares of Common Stock at a price per share equal to $10.40 (160% of the IPO price per share), subject to adjustment as provided therein (the "Underwriter's Options").

     The existence of any outstanding options issued under the 1997 Plan, the 1996 Plan, the Bridge Warrants, the Underwriter's Options, and other outstanding options and warrants may prove to be a hindrance to future financing, since the holders of such warrants and options may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. In addition, the holders of such securities have certain registration rights, and the sale of the shares issuable upon exercise of such securities or the availability of such shares for sale could adversely affect the market price of the Common Stock. Additionally, if the holders of the Underwriter's Options were to exercise their registration rights to effect a distribution of such Underwriter's Options or underlying securities, such underwriter, prior to and during such distribution, would be unable to make a market in the Company's securities and would be required to comply with other limitations on trading set forth in Regulation M promulgated under the Securities Exchange Act of 1934, as amended. Such rules restrict the solicitation of purchasers of a security when a person is interested in the distribution of such security and also limit market making activities by an interested person until the completion of the distribution. If such underwriter were required to cease making a market, the market and market price for such securities may be adversely affected and holders of such securities may be unable to sell such securities.

Share Price May Be Highly Volatile

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

Lack of Dividends

     The Company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and Delaware Law

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

Item 2.  DESCRIPTION OF PROPERTY

     The Company's principal offices are currently located at One Lower Ragsdale Drive, 1-250, Monterey, California 93940. The Company leases approximately 5,046 square feet of office space at this location pursuant to a lease dated August 19, 1994. Annual lease payments for the year ended December 31, 1997, were $109,000. Annual lease payments for the year ending December 31, 1998, are expected to be $98,000 plus common area charges of approximately $11,000. This lease expires in September 1999.

     In December 1997, the Company's management decided to restructure and consolidate the Company's facilities in order to reduce operating expenses and concentrate its resources on Think 2000. Accordingly, the Company's office located at 6541 Via Del Oro, San Jose, California 95119 was closed, and the Company recognized an anticipated loss on lease cost of $24,000. Annual lease payments for the year ended December 31,

1997 for the San Jose facility were $54,046. See "Management's Discussion and Analysis or Plan of Operation."

     Management believes that the Company's current Monterey facilities are sufficient to meet the development needs for the foreseeable future and that the facilities are adequately insured.

Item 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on December 5, 1997, the stockholders re-elected the following individuals for one-year terms pursuant tot he following votes:

                                  For        Against     Abstain
                                  ---        -------     -------
Mr. Fred Knoll                 3,033,858        0           0
Mr. Phillip F. Whalen, Jr.     3,033,858        0           0
Mr. John Hiles                 3,033,858        0           0
Mr. Marc Cooper                3,033,858        0           0
Ms. Esther Dyson               3,033,858        0           0
Mr. Frederick Gluck            3,033,858        0           0
Mr. Ted Prince                 3,033,858        0           0
Mr. Fran Saldutti              3,033,858        0           0

     The stockholders also approved a proposal to adopt the Thinking Tools, Inc. 1997 Stock Option Plan. The holders of 3,033,258 shares of Common Stock voted for the proposal, the holders of 500 shares of Common Stock voted against the proposal and the holders of 100 shares of Common Stock abstained from voting.

     Finally, the stockholders ratified the appointment of Deloitte & Touche LLP as the independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1997. The holders of 3,033,858 shares of Common Stock voted for the ratification, no holder of shares of Common Stock voted against the ratification, and no holders of shares of Common Stock abstained from voting.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "TSIM." The Common Stock began trading on the Nasdaq SmallCap Market on October 25, 1996.

     The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the Nasdaq SmallCap Market for the period commencing with the trading of the Common Stock on October 25, 1996, and ending on December 31,1997.

Period                                         High            Low
------                                         ----            ---
Fiscal 1997
  First Quarter                               10 1/2          8 1/4
  Second Quarter                              10 3/8          8 3/4
  Third Quarter                               13 1/8          8 1/2
  Forth Quarter                                19             3 1/2

Fiscal 1996
  Fourth Quarter (from October 25, 1996)      9 1/2           7 1/4

     On March 27, 1998, the closing price for a share of Common Stock, as reported by the Nasdaq SmallCap Market, was $4 1/2.

     The number of holders of record for the Company's Common Stock as of March 27, 1998, was eleven. This number excludes individual stock holders holding stock under nominee security position listings.

     The Company has not paid any dividends on the Common Stock since its inception and does not intend to pay any cash dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

     In the past three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and as otherwise indicated herein.

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

     In September 1994, pursuant to a stock purchase and loan agreement, dated September 28, 1994, by and between Technologies and the Company, which proceeds were used in connection with the purchase of the Division from Maxis, Inc. (the "Technologies Agreement"). Technologies purchased 61.11% of the Company's authorized and issued Commons Stock for the purchase price of $100,000, and loaned to the Company $1,200,000. In August 1996, such loan, including accrued interest thereon, was converted to 263,158 shares of Commons Stock. In July 1996, Technologies made additional loans to the Company in an aggregate principle amount of $502,000 and received the Technologies Warrants to purchase 468,242 shares of Commons Stock. In August 1996, upon the repayment by the Company of such loan, including accrued interest thereon, Technologies purchased
6.25 units in the Bridge Financing. The Company believed that each such transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or rule 506 promulgated thereunder.

     In August 1996, the Company issued options under its 1996 Plan. The Company believes that the issuance of these options was exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act and Rule 701 promulgated thereunder.

     As of December 31, 1997 the Company had granted options to purchase an aggregate of 649,000 shares of Common Stock to certain members of the Company's board of directors and to employees and consultants. The Company believes that the issuance of such option was exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act.

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

     The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues have been derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at December 31, 1997, did not have, any firm order backlog. During 1997, the Company sought to implement its previously announced strategy to change its focus from customer projects to self-funded development of simulations for broader markets. As part of this strategy, the Company is seeking to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

     As of December 31, 1997, the Company had experienced cumulative losses of $8,726,000 and has not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

     During 1997, the Company focused primarily on the development and commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 is the first simulation product the Company internally funded and is bringing to a broader market. The Company has made a significant investment in the development and commercialization of Think 2000, and as a result, does not currently anticipate significant revenues in the near future from other sources. The Company currently has limited capital and human resources and is focusing such resources primarily on Think 2000. Any failure of the Company to successfully commercialize Think 2000 or to meet demands for such product on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company is relying on the success of Think 2000, as well as the successful development, commercialization and marketing of additional products for its long-term viability and growth.

     In order to reduce operating expenses and concentrate its resources on Think 2000, in December 1997 the Company closed the administrative office which it had opened at 6541 Via Del Oro, San Jose, California during 1997, reconsolidating the Company's operations in its Monterey, California facility. As a result of the restructuring, the Company recorded a charge of $121,000 for the year ended December 31, 1997, which amount included $24,000 in lease costs, $60,000 in wages and compensation pay and $37,000 in other costs related to the closing of the San Jose facility.

     The Company has also taken other steps to reduce the Company's operating expenses, including significantly reducing the number of its sales and marketing consultants, as well as terminating certain other non-essential personnel. The Company is currently focusing its resources primarily on product development, sales support and marketing for Think 2000.

     The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this ongoing period of development.

Results of Operations

     Comparison of years ended December 31, 1997 and 1996

     Revenues. Revenues for the year ended December 31, 1997 decreased by $771,000 or 85% to $137,000 from $908,000 for the year ended December 31, 1996.
During 1996 and 1997 the Company's revenues were derived primarily from a relatively small number of contracts and in 1997 the Company's revenues included sales of the Company's software products.

     Gross Margin. Gross margin for the year ended December 31, 1997 was 5% of revenues as compared with 29% of revenues for the year ended December 31, 1996. A substantial portion of the decline in gross margin resulted from one specific project. Contract cost approximated contract revenues on the contract.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,758,000, or 125%, for the year ended December 31, 1997, to $3,162,000, from $1,404,000 for the year ended December 31, 1996. Selling, general and administrative expenses consisted primarily of wages and benefits, legal, accounting, and consulting expenses and rents. The increase in selling, general and administrative expenses was due mainly to launching the Think 2000 product, and increased sales and marketing activities, hiring a new CEO and senior sales personnel, new insurance policy premiums and costs to establish an office in San Jose, California. The Company expects general and administrative expenses to decrease in future periods and sales and marketing costs to increase as the Company reduces certain costs as part of a restructuring plan and increases sales and marketing expenses as new strategic planning and sales and marketing programs are implemented.

     Research and Development. Research and development expenses for the year ended December 31, 1997 increased by $1,513,000, or 1015%, to $1,662,000 from
$149,000 for the year ended December 31, 1996. This increase was primarily due to the shifting of development efforts from software development contracts to internal development of new software products. The Company anticipates that research and development costs will increase in future periods as the Company's business strategy shifts from custom development projects to product sales.

     Interest Expense. Interest expense for the year ended December 31, 1997 decreased by $1,344,000, or 99%, to $9,000, from $1,353,000 for the year ended December 31, 1996. The decrease was due to the repayment of substantially all debt or the conversion of loans to equity as of December 31, 1996.

     Other Income, net. Other income for the year ended December 31, 1997 increased by $131,000, or 98%, to $264,000 from $133,000 for the year ended December 31, 1996. This increase was primarily due to interest income generated from investing the excess proceeds raised from the IPO.

     Net Loss. As a result of the foregoing, net loss for the year ended December 31, 1997 increased by $2,048,000 or 81%, to $4,562,000 from $2,514,000 for the year ended December 31, 1996.

Liquidity and Capital Resources

     Since its inception and through December 31, 1997, the Company has incurred cumulative losses aggregating approximately $8,726,000, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from stockholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

     At December 31, 1997, the Company had cash and cash equivalents of approximately $2,597,000, working capital of approximately $2,075,000 and stockholder's equity of approximately $2,369,000. At December 31, 1997, the Company had no long-term liabilities outstanding.

     The Company's operating activities used cash of $3,884,000 and $1,495,000 in 1997 and 1996, respectively. The funds were used for the Company's product development and to fulfill various contract obligations.

     The Company's financing activities used cash of $167,000 for the fiscal year ending December 31,1997, compared to providing cash of $8,227,000 in 1996 primarily as a result of the Company's initial public offering. The decrease in the cash balance for the fiscal year ended December 31, 1997 is primarily due to the operating losses incurred in 1997.

     Based on the Company's operating plan, the Company believes that its existing cash balances, together with revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its operations through the middle of the third quarter of fiscal 1998. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions will prove to be correct. The Company's current and planned expense levels are based in part on its expectations as to future revenue.

     The Company may need to raise additional debt or equity financing to fund its future operations and growth strategy. The Company anticipates that it will be required to seek additional funding through public or private sales of debt or equity securities. The Company is currently evaluating its financing options; however, there can be no assurance that additional funds will be available on favorable terms or at all.

Year 2000

     The Company has developed plans to address the changes that need to be made to its own computer system and applications for the implications of Year 2000. The Company is also communicating with its application vendors, suppliers, financial institutions and other with which it is doing business to address the impact of the Year 2000. The Company does not anticipate that the financial impact of making the required changes to its system and applications will be material to the Company's consolidated financial position or results of operations.

Significant Financial and Business Developments

     On February 12, 1998, Thinking Tools, Inc. announced the appointment of Moshe Zarmi as President and Chief Executive Officer. Mr. Zarmi replaced Phillip
F. Whalen, Jr. who resigned to pursue other interests.

     In order to reduce operating expenses and concentrate its resources on Think 2000, in December 1997 the Company closed the administrative office which it had opened at 6541 Via Del Oro, San Jose, California during 1997, reconsolidating the Company's operations in its Monterey facility. As a result of this restructuring, the Company recorded a charge of $121,000 for the year ended December 31, 1997, which amount included $24,000 in lease costs, $60,000 in wages and compensation pay and $37,000 in other costs related to the closing of the San Jose facility.

     August 1996, Technologies converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately, $120,000 of accrued interest, into an aggregate of 263,158 shares of Common Stock. On August 28, 1996, the Company closed the Bridge Financing, which provided gross proceeds of $1,825,000 to the Company from the issuance of promissory notes and warrants to purchase 456,250 shares of common stock. The Company repaid $502,000 principal amount plus $123,000 of accrued interest related to loans from Technologies from a portion of such proceeds. Technologies purchased $625,000 aggregate principal amount of promissory notes pursuant to the Bridge Financing.

     On October 30, 1996, the Company received net proceeds of $7,860,347 (net of underwriting discounts, commissions and expenses of $1,239,663) from the issuance of 1,400,000 shares of Common Stock at $6.50 per share, pursuant to the IPO. On November 20, 1996, the Company received additional net proceeds of approximately $1,187,550 not of underwriting discounts, commissions, and expenses of $177,450 from the issuance of 210,000 shares of Common Stock, pursuant to the exercise in full of the underwriter's over-allotment option granted as part of the IPO. Approximately, $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness and accrued interest under the promissory notes issued in the Bridge Financing. The remainder of the net proceeds of the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers, Directors, Key Employees and Consultants

The executive officers, directors, key employees and consultants of the Company are as follows:

Name                    Age  Position
----                    ---  --------
Mr. Fred Knoll          42   Chairman of the Board, Director
Mr. Moshe Zarmi         60   President, Chief Executive Officer, Director
Mr. John Hiles          50   Founder, Chief Technology Officer, Secretary, Director
Ms. Patricia Kessler    59   Vice President of Finance and Administration
Mr. Charlie Isaacs      39   Vice President of Engineering
Mr. Marc Cooper         36   Director
Ms. Esther Dyson        46   Director
Mr. Frederick Gluck     62   Director
Dr. Ted Prince          50   Director
Mr. Fran Saldutti       50   Director
Mr. Mort Meyerson       58   Advisory Committee Member

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

     Moshe Zarmi has been President, Chief Executive Officer, and a director of Thinking Tools, Inc. since February 12, 1998. From February 1997 to December 1997, Mr. Zarmi was a consultant to the Company. Mr. Zarmi has 30 years experience mainly in high technology industries. February 1993 to January 1997, Mr. Zarmi was CEO of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries
(IAI), where he held various positions in finance and administration, as well as head of US marketing and sales. Mr. Zarmi also served as President of ATG, the Canadian subsidiary of IAI. Additionally, Mr. Zarmi headed his own company which specialized in technology transfer and worked mainly with Israeli high technology companies doing business in the United States. Mr. Zarmi attended Tel Aviv University and holds a MBA from Columbia University.

     John Hiles, the Founder and Chief Technology Officer, has been Secretary of the Company and a member of its board of directors, since its inception. Mr. Hiles served as the Company's President from its inception until November 30, 1996 (except during the period from March to August 1996). Hiles' career spans 24 years in the software industry. From 1992 to 1993, he served in various positions with Maxis Business Simulations, including that of General Manager. While with Maxis, Inc., Mr. Hiles directed the development of SimHealth and developed a means of transferring the key human interface properties of entertainment games to business and government simulations. From 1986 to 1992, Mr. Hiles was President and co-founder of Delta Logic, Inc. From 1984 to 1986, Mr. Hiles served as Senior Vice President of product development at Digital Research. From 1976 to 1983, Mr. Hiles was employed by Amdahl where he led the development of software products. In 1984, Mr. Hiles was in charge of leading software development at Mead Data Central. Two of the many products that have been produced by organizations that he directed were GEM, one of the first graphical user interfaces for the PC, and UTS, Amdahl's highly successful mainframe-compatible UNIX operating system which foreshadowed the open systems movement by several years. Mr. Hiles holds an A.B. from the University of California at Santa Barbara.

     Charlie Isaacs the Vice President of Engineering, has been with the Company since June, 1997. Mr. Isaacs came to Thinking Tools with 17 years of experience in software engineering and systems integration and more than 12 years of experience in leading complex software development projects. He was most recently vice president and general manager of the Answer Systems Division of Platinum Technology, Inc. where he built his staff from 12 to 73 employees and drastically reduced operating expenses despite considerable growth. Products developed during his tenure won several awards for technology innovation. From 1980 to 1995, Mr. Isaacs was with GTE Government Systems in a sequence of positions of increasing responsibility. His last position with GTE was vice president of engineering and operations. Mr. Isaacs received a Bachelor of Science, Electrical Engineering from the University of California Santa Barbara in 1980 and a Master in Business Administration from California Lutheran University in Thousand Oaks, California in 1989.

     Patricia Kessler has been the Vice President of Finance and Administration since January 1997. Ms. Kessler is the President and Founder of Kessler and Associates a Business and Finance Consulting Firm, specializing in start-up and small to medium sized companies. From February 1994 to January 1997 she was Chief Financial Officer for Geotest Inc. a leading automated test equipment company based in Southern California. Her extensive Business, Accounting and Administration experience includes working as a senior financial manager and operations manager for various organizations such as Arthur

Young (Management Service Group), Warner Lambert (Western Regional Offices), Monier LTD (US Corporate Office), and Hughes Aircraft. Ms. Kessler received her BSBA degree at Fresno State University and a MBA from California State University at Long Beach.

     Marc S. Cooper has been a member of the board of directors since January 1997. Since April 1992, Mr. Cooper has been the Executive Vice President - Director of Investment Banking and Research for Barington Capital Group, L.P. From April 1989 to March 1992, Mr. Cooper was a partner of Scharf Brothers, a private merchant bank involved in acquisitions of domestic and international industrial and technology companies. From April 1987 to April 1989, Mr. Cooper was a Vice President in the corporate finance department of Kidder Peabody & Co., Inc., where he was involved in structuring and negotiating a wide variety of merchant banking and merger and acquisition transactions. From 1982 to 1987, Mr. Cooper was an associate in investment banking at Dean Witter Reynolds, Inc. Mr. Cooper received an M.B.A. from the New York University Graduate School of Business Administration, and a B.S. in Management and Economics from New York University.

     Esther Dyson has been a member of the board of directors since October 1994. From 1983 to 1997 Ms. Dyson has served as president of EDventure Holdings, and now is EDventure Holdings chairman. EDventure Holdings is a diversified company focusing on emerging information technology worldwide, and on the emerging computer markets of Central and Eastern Europe. Since 1997, Ms. Dyson has been chairman of the Electronic Frontier Foundation. Ms. Dyson is a member of the board of directors of the Global Business Network, ComputerLand Poland and Cygnus Solutions, and she is a member of the advisory board of Perot Systems. She is a limited partner in the Maryfield Software Fund. Ms. Dyson has also written articles on industry topics for the Harvard Business Review, The New York Times, The New York Times Magazine, WIRED Magazine and Forbes Magazine, among others.

     Frederick W. Gluck has been a member of the board of directors since October 1994. Mr. Gluck has also served as vice-chairman and a director of Bechtel Group, Inc. since 1995, and as a member of the Board of Directors of Bechtel Enterprises, Inc. He also serves as a member of both companies' executive committees. Prior to joining Bechtel, Mr. Gluck spent more than 25 years with McKinsey & Company, and was ultimately the managing director of the Company. Mr. Gluck serves on the Harvard Business School board of directors of the Associates, the Management Education Council of the Wharton School, the U.S./ Hong Kong Economic Cooperation Committee, the Council on Foreign Relations and the Board of the International Executive Service Corps. Mr. Gluck is also a member of the Board of Directors of ACT Networks, Inc.

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

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid for the fiscal years ended December 31, 1997, and December 31, 1996 to those persons who were, at December 31, 1997, (i) the chief executive officer and (ii) the one other most highly compensated executive officer of the Company, who was the only other executive officer of the Company who received over $100,000 in compensation in the form of salary and bonus (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                       Long Term
                                                                                     Compensation
                                                  Annual Compensation                   Awards
                                    ---------------------------------------------------------------

Name and Principal Position  Year     Salary ($)       Bonus ($)      Other Annual    Securities
                                                                      Compensation    Underlying
                                                                           ($)         Options/    Compensation
                                                                                         SARs
------------------------------------------------------------------------------------------------------------------
Phillip F. Whalen, Jr.       1997       $164,339        ------         ------                          -----
Former CEO                   1996        $14,584        ------         ------         430,000(1)

John Hiles(2)                1997       $158,758        ------         ------           -----          -----
Founder, Chief               1996       $135,507        $25,000        ------           -----          -----
Technology Officer

------------------

(1) Mr. Whalen joined the Company on December 1, 1996, and this amount represents his salary from that date through December 31, 1996. Mr. Whalen submitted his resignation on February 12, 1998. All options, exercisable and unexercisable, held by Mr. Whalen as of December 31, 1997 expired upon the termination of his employment.

(2) Mr. Hiles was President of the Company until November 30, 1996.

                            1997 Stock Option Grants

     The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's Common Stock price. No stock options were granted in 1997.

Compensation Committee

     The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company and to administer the Company's 1997 Plan and 1996 Plan. Messrs. Prince and Saldutti, who are disinterested directors, comprise the Compensation Committee.

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

     Bonuses. Executive officers are eligible to receive cash bonuses based on the Compensation Committee's subjective assessment of the respective executive's individual performance and the performance of the Company. In its evaluation of executive officers and the determination of incentive bonuses, the Compensation Committee does not assign quantitative relative weights to different factors or follow mathematical formulae. Rather, the Compensation. Committee makes its determination in each case after considering the factors it deems relevant, which may include consequences for performance that is below expectations.

     Stock Options. Stock options are currently the Company's sole long term compensation vehicle. The stock options are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

     The directors at the Company do not receive any cash compensation for their participation on the board. During 1997, there were no options granted to directors.

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

Arrangements with Directors and Executive Officers

     Mr. Zarmi's employment arrangements with the Company guarantee him an annual base salary of $175,000 plus a bonus to be determined by the Compensation Committee of the Board of Directors. Additionally, in connection with his employment by the Company, Mr. Zarmi received (i) an option under the 1996 Plan to purchase 230,000 shares of Common Stock at $2.50 per share, such option vesting in equal annual installments over three years commencing March 2, 1997 provided that Mr. Zarmi remains an employee of the Company; (ii) an option under the 1997 Plan to purchase 190,000 shares of Common Stock at $4.50 per share, such options vesting at such time the market price of the Common Stock is $20.00 per share or higher for 20 consecutive trading days, and provided that Mr. Zarmi remains an employee of the Company. The vesting of all options granted to Mr. Zarmi is subject to acceleration under certain circumstances.

     John Hiles, the Founder, Chief Technology Officer, Secretary and former President of the Company, is employed by the Company under an employment agreement that is subject to automatic annual renewals unless terminated by the Company or Mr. Hiles upon 90 days' prior written notice. Mr. Hiles currently receives a salary of $160,000 per year. Such salary may be increased at the discretion of the board of directors, and may be supplemented by certain bonuses at the discretion of the board of directors of the Company. The Company believes the terms of the arrangement are no less favorable to the Company than the terms that it could have obtained from an unaffiliated third party.

     Fred Knoll, the Chairman of the Board of the Company, has provided, and continues to provide certain executive and related consulting services to the Company as requested by the Company, including, serving as Chairman of the Board, consulting on various aspects of the Company's business and negotiating certain contractual and employment arrangements. To date, Mr. Knoll has not been compensated for such services, however, commencing October 1, 1997, Mr. Knoll will be compensated for such services at the rate of $150,000 per annum. Payment of Mr. Knoll's compensation will be deferred until the Board of Directors determines to make payments in respect thereof. Mr. Knoll is also entitled to reimbursement of any expenses which he incurs in connection with providing services to the Company. Mr. Knoll, through certain affiliates, controls Technologies.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1997 certain information known to the Company with respect to the beneficial ownership of the Company's voting securities by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

      Name and Address                    Amount and Nature of     Percentage of
     of Beneficial Owner                  Beneficial Ownership        Class(1)
     -------------------                  --------------------     -------------

Thinking Technologies, L.P.(2)                 2,579,573               49.0%

Mr. Fred Knoll(3)                              2,579,573               49.0%

Mr. John Hiles(4)                              1,076,677               23.2%

Mr. Philip F. Whalen, Jr.(5)                         ---                 ---

Mr. Marc Cooper(6)                                   ---                 ---

Ms. Esther Dyson(7)(8)                            25,000                   *

Mr. Frederick Gluck(8)(9)                         25,000                   *

Dr. Ted Prince(8)(10)                             25,000                   *

Mr. Fran Saldutti(8)(11)                          25,000                   *

All directors and                              3,756,250               70.0%
Executive officers as a group
(8 persons)(3)(4)(5)(6)(7)(9)(10)(11)

-------------

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

(a) The following documents are filed as part of this report:

Exhibit
 No.                 Description
-------              -----------

3.1      Certificate of Incorporation of Thinking Tools, Inc.(1)

3.2      By-Laws of Thinking Tools, Inc.(1)
4.1      Form of Underwriter's Option Agreement (1)
4.2      1996 Stock Option Plan(1)
4.3      Form of Stock Certificate(2)
4.4      Form of Private Placement Investors' Warrant(1)
4.5      Technologies Warrant(2)
4.6      Form of Private Placement Note(1)
4.7      Form of Lock-up Agreement(2)
4.8      1997 Stock Option Plan(3)
10.1     Employment Agreement between the Company and John Hiles(2)
10.2     Form of Consulting Agreement(1)
10.3 Development Agreement between the Company and Systemhouse dated June 30, 1995(2)
10.4     Services Agreement between the Company and Systemhouse dated March 8,
         1995(2)
10.5 Vertical Market Software Development/Licensing Agreement between the Company and Coopers dated October 12, 1994(2)
10.6 Technologies Agreement between the Company and Technologies dated September 26, 1994(2)
10.7 Consent, Waiver and Amendment between the Company and Technologies dated August 31, 1996(2)
10.8 Lease between the Company and KI Monterey Research, Inc. dated August 19, 1994, as amended(2)
16.      Letter on change in certifying accountant(4)
27.      Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission on September 3, 1996 (the "Registration Statement").

(2) Incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the Securities and Exchange Commission on October 11, 1996.

(3) Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated November 13, 1997.

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 7, 1997, and Amendment No. 1 thereto on Form 8-K/A, as filed with the Commission on March 14, 1997.

(b) Reports on Form 8-K

     The Registrant did not file any Reports on Form 8-K during the fourth quarter of Fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998
                                  THINKING TOOLS, INC.

                                  By:  /s/ Moshe Zarmi
                                       -----------------------------------
                                       Moshe Zarmi
                     President and Chief Executive Officer,
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

Dated: March 27, 1998                  /s/ Moshe Zarmi                   .
                                       -----------------------------------
                     President and Chief Executive Officer,
                                       Director
                                       (Principal Executive Officer)

                                       /s/ Marc Cooper
                                       -----------------------------------
Dated:  March 27, 1998                 Marc Cooper, Director

                                       /s/ Esther Dyson
                                       -----------------------------------
Dated:  March 27, 1998                 Esther Dyson, Director

                                       /s/ Frederick Gluck
                                       -----------------------------------
Dated:  March 27, 1998                 Frederick Gluck, Director

                                       /s/ John Hiles
                                       -----------------------------------
Dated:  March 27, 1998                 John Hiles, Director

                                       /s/ Fred Knoll
                                       -----------------------------------
Dated:  March 27, 1998                 Fred Knoll, Director

                                       /s/ Ted Prince
                                       -----------------------------------
Dated:  March 27, 1998                 Dr. Ted Prince, Director

                                       /s/ Fran Saldutti
                                       -----------------------------------
Dated:  March 27, 1998                 Fran Saldutti, Director

Dated:  March 27, 1998                 /s/ Patricia Kessler
                                       -----------------------------------
                                       Patricia Kessler
                                       Chief Financial Officer

                              THINKING TOOLS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page

Independent Auditors' Report                                     F-2

Balance Sheets at December 31, 1997 and 1996                     F-3

Statements of Operations for the Years Ended
December 31, 1997 and 1996                                       F-4

Statements of Stockholders' Equity for the Years
Ended December 31, 1997 and 1996                                 F-5

Statements of Cash Flows for the Years
Ended December 31, 1997 and 1996                                 F-6

Notes to Financial Statements                                    F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
February 2, 1998

THINKING  TOOLS,  INC.

BALANCE  SHEETS
DECEMBER 31, 1997 AND 1996 (In thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------

ASSETS                                                                            1997         1996

CURRENT ASSETS:
  Cash and equivalents                                                          $ 2,597      $ 6,869
  Accounts receivable                                                                 7          230
  Prepaid expenses and other current assets                                         131          147
                                                                                -------      -------
     Total current assets                                                         2,735        7,246

PROPERTY AND EQUIPMENT, Net                                                         265          101

OTHER ASSETS                                                                         29           10
                                                                                -------      -------
TOTAL                                                                           $ 3,029      $ 7,357
                                                                                =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $ 200        $ 181
  Accrued expenses                                                                  359          193
  Notes payable                                                                      88          127
  Current portion of capital lease obligations                                       13           17
                                                                                -------      -------
     Total current liabilities                                                      660          518
CAPITAL LEASE OBLIGATIONS, Net of current portion                                    -           12
                                                                                -------      -------
     Total liabilities                                                              660          530
                                                                                -------      -------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 3,000,000 shares authorized; no shares
    issued and outstanding                                                            -            -
  Common stock, $.001 par value: 20,000,000 shares authorized; 4,641,758
    shares issued and outstanding                                                     5            5
  Additional paid-in capital                                                     11,288       11,288
  Deferred stock compensation                                                      (198)        (302)
  Accumulated deficit                                                            (8,726)      (4,164)
                                                                                -------      -------
     Total shareholders' equity                                                   2,369        6,827
                                                                                -------      -------
TOTAL                                                                           $ 3,029      $ 7,357
                                                                                =======      =======


See notes to financial statements.

THINKING TOOLS, INC.

STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1997 AND 1996 (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------

                                                                                  1997         1996
REVENUES:
  Contract                                                                      $   116      $   908
  Product                                                                            21            -
                                                                                -------      -------

     Total revenues                                                                 137          908

COST OF REVENUES                                                                    130          649
                                                                                -------      -------

     Gross profit                                                                     7          259
                                                                                -------      -------

OPERATING EXPENSES:
  Selling, general and administrative                                             3,162        1,404
  Research and development                                                        1,662          149
                                                                                -------      -------

     Total operating expenses                                                     4,824        1,553
                                                                                -------      -------

LOSS FROM OPERATIONS                                                             (4,817)      (1,294)
                                                                                -------      -------

OTHER INCOME (EXPENSE):
  Interest expense                                                                   (9)      (1,353)
  Interest and other income                                                         264          133
                                                                                -------      -------

     Total other income (expense)                                                   255       (1,220)
                                                                                -------      -------

NET LOSS                                                                        $(4,562)     $(2,514)
                                                                                =======      =======

NET LOSS PER SHARE                                                              $ (0.98)     $ (0.80)
                                                                                =======      =======

SHARES USED IN CALCULATING NET LOSS PER SHARE                                     4,642        3,152
                                                                                =======      =======


See notes to financial statements.

THINKING  TOOLS,  INC.

STATEMENTS OF SHAREHOLDERS' EQUITY YEARS
ENDED DECEMBER 31, 1997 AND 1996
(In thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock    Additional    Deferred                    Total
                                                -------------------  Paid-in       Stock     Accumulated   Shareholders'
                                                  Shares   Amount    Capital    Compensation   Deficit        Equity

BALANCES,  January 1, 1996                       2,768,600     $ 3    $     89       $   -      $(1,650)      $(1,558)

Issuance of common stock warrants                        -       -         900           -            -           900
Conversion of notes payable into common stock      263,158       -       1,320           -            -         1,320
Stock compensation relating to option grants             -       -         511        (311)           -           200
Issuance of common stock in connection with
  the Company's initial public offering (net of
  issuance costs of $1,995)                      1,610,000       2       8,468           -            -         8,470
Amortization of deferred stock compensation              -       -           -           9            -             9
Net loss                                                 -       -           -           -        (2,514)       (2,514)
                                                 ---------     ---    --------       -----       -------       -------

BALANCES,  December 31, 1996                     4,641,758       5      11,288        (302)       (4,164)        6,827

Amortization of deferred stock compensation              -       -           -         104             -           104
Net loss                                                 -       -           -           -        (4,562)       (4,562)
                                                 ---------     ---    --------       -----       -------       -------

BALANCES,  December 31, 1997                     4,641,758     $ 5    $ 11,288       $(198)      $(8,726)      $ 2,369
                                                 =========     ===    ========       =====       =======       =======

THINKING  TOOLS,  INC.

STATEMENTS  OF  CASH  FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 (In thousands)
------------------------------------------------------------------------------------------------------

                                                                                  1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(4,562)     $(2,514)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    57           36
    Stock compensation expense                                                      104          209
    Warrants issued in connection with debt                                           -          900
    Changes in assets and liabilities:
      Accounts receivable                                                           223          (84)
      Prepaid expenses and other assets                                             109           22
      Accounts payable                                                               19          176
      Accrued expenses                                                              166         (206)
      Due to related party                                                            -          (34)
                                                                                -------      -------
         Net cash used in operating activities                                   (3,884)      (1,495)
                                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                                              (221)         (15)
                                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on short-term notes payable                                    (151)      (2,434)
  Principal payments on capital lease obligations                                   (16)         (14)
  Proceeds from issuance of common stock                                              -        8,470
  Proceeds from issuance of short-term notes payable                                  -        2,205
                                                                                -------      -------
         Net cash provided by (used in) financing activities                       (167)       8,227
                                                                                -------      -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (4,272)       6,717

CASH AND EQUIVALENTS, Beginning of year                                           6,869          152
                                                                                -------      -------
CASH AND EQUIVALENTS, End of year                                               $ 2,597      $ 6,869
                                                                                =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for interest                                        $     9      $   540
                                                                                =======      =======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Liability insurance financed under a note payable                             $   112      $   155
                                                                                =======      =======
  Conversion of notes payable and accrued interest into common stock            $     -      $ 1,320
                                                                                =======      =======
  Equipment acquired under capital leases                                       $     -      $    12
                                                                                =======      =======


See notes to financial statements.

THINKING  TOOLS,  INC.

NOTES  TO  FINANCIAL  STATEMENTS
Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------


1.  BUSINESS AND BASIS OF PRESENTATION

Business - Thinking Tools, Inc. (the Company), which was incorporated in California in December 1993, develops agent-based adaptive PC-based business simulation software that has a broad range of potential applications. Thinking Technologies, L.P. was the majority shareholder of the Company until October 1996; as of December 31, 1997, Thinking Technologies, L.P. held approximately 42% of the Company's outstanding shares of common stock.

In June 1996, the Board of Directors authorized a 4.1225-for-1 stock split for all outstanding shares of the Company's common stock.

In August 1996, the Company reincorporated in the state of Delaware by merging with and into a wholly-owned subsidiary which was incorporated in Delaware in August 1996, with authorized capital consisting of 3,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock. Pursuant to such merger, each outstanding share of the Company's common stock was exchanged for .7462 shares of common stock.

The accompanying financial statements and notes have been retroactively restated to give effect to the stock splits and reincorporation.

In October and November 1996, the Company completed its initial public offering
(IPO) (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000.

Basis of Presentation - The financial statements have been prepared assuming the Company will continue as a going concern. The Company's lack of product revenues and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company's management has developed a 1998 operations plan which includes generating revenues from product sales and funding working capital requirements through additional equity financing. The Company's continued existence is dependent on its ability to achieve its 1998 operations plan and its ability to raise additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the stage of completion, the amount of costs yet to be incurred on contracts in progress and the valuation of net deferred tax assets.

Contract Revenue and Cost Recognition - Revenues from fixed-price contracts are recognized using the percentage of completion method, measured by input measures. Costs of revenues primarily include direct labor and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Revenues from time and materials contracts are recognized as costs are incurred.

Product Revenue - The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position 91-1 "Software Revenue Recognition." Revenue from software licenses is recognized after shipment of the product and when no significant contractual obligations remain outstanding. Maintenance revenue is deferred and recognized over the term of the maintenance agreement, which is typically one year.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk are cash and equivalents and accounts receivable. Risks associated with cash and equivalents are mitigated by banking with credit-worthy institutions. The Company performs an ongoing evaluation of its customers' creditworthiness and generally requires no collateral.

Prepaid Expenses - Prepaid expenses at December 31, 1997 and 1996 primarily consists of prepaid insurance which is being amortized over the contract term.

Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. The Company evaluates the recoverability of long-lived assets on an on-going basis.

Research and Development - Research and development costs are charged to expense as incurred, while software development costs incurred between the establishment of technological feasibility and general production release are capitalized. Since the Company's development process generally results in the establishment of technological feasibility concurrent with general production release, no software development costs were capitalized in 1997 or 1996.

Interest Expense - In addition to the stated interest on the Company's borrowings, interest expense in 1996 includes the direct costs of various financing as well as the fair value of warrants issued in connection with such borrowings (see Note 7).

Income Taxes - The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

Stock Compensation - The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Net Loss Per Share - During the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS 128 requires restatement of all prior year earnings (loss) per share and presentation of basic and diluted earnings (loss) per share. Due to the Company's net loss, all convertible securities are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. The 1996 earnings per share amount has been restated to conform with SFAS 128.

Reclassification - Certain 1996 amounts have been reclassified to conform with the 1997 presentation. Such reclassifications did not affect net loss or shareholders' equity.


3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 are as follows (in thousands):

                                                              1997        1996

          Equipment                                          $ 296       $ 145
          Furniture and fixtures                                73           7
          Leasehold improvements                                10           6
                                                             -----       -----

                                                               379         158
          Accumulated depreciation and amortization           (114)        (57)
                                                             -----       -----

          Property and equipment, net                        $ 265       $ 101
                                                             =====       =====

At December 31, 1997 and 1996, property and equipment included assets leased under capital leases of approximately $20,000 and $30,000 (net of accumulated amortization of $32,000 and $22,000), respectively.

4.  ACCRUED EXPENSES

Accrued expenses at December 31 are as follows (in thousands):

                                                                                    1997       1996
    Lease abandonment costs                                                         $121       $  -
    Legal and professional fees                                                      112         66
    Payroll and related benefits                                                      72         29
    Accrued severance costs                                                           47          -
    Billings in excess of costs and estimated earnings on uncompleted contracts        -         32
    Other                                                                              7         66
                                                                                    ----       ----
    Total                                                                           $359       $193
                                                                                    ====       ====


5.  LEASES

The Company leases its office space under two noncancelable operating leases expiring in 2000. During 1997, the Company consolidated its locations prior to expiration of one of its leases, resulting in a lease abandonment accrual of $121,000 at December 31, 1997.

Future minimum rental commitments under the leases at December 31, 1997 are as follows (in thousands):

    1998                                                         $ 102
    1999                                                            78
    2000                                                            82
    2001                                                            35
                                                                 -----
                                                                 $ 297
                                                                 =====

The Company leases certain office equipment under noncancelable capital leases. At December 31, 1997, future payments under such leases total $13,000.

Total rent expense, including the abandonment accrual, was approximately $277,000 and $98,000 for the years ended December 31, 1997 and 1996, respectively.


6.  INCOME TAXES

Due to the Company's history of net losses, the Company has fully reserved its net deferred tax benefits (including its net operating losses) and, consequently, its tax provision (benefit) is nil.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):


                                                               1997        1996
    Deferred tax assets:
      Net operating loss carryforwards                       $2,775        $792
      Accruals and reserves not currently deductible            294         176
                                                             ------        ----
    Total gross deferred tax assets                           3,069         968
    Total gross deferred tax liabilities - depreciation         (14)        (13)
    Less valuation allowance                                 (3,055)       (955)
                                                             ------        ----
    Net deferred tax assets                                  $    -        $  -
                                                             ======        ====

As of December 31, 1997 the Company has net operating loss carryforwards of $7,071,000 and $7,057,000 for federal and state purposes, respectively. As of December 31, 1997, the Company also has tax credit carryforwards of $25,000 and $24,000 for federal and state purposes, respectively. The losses expire beginning in 2009 and 2002, respectively. Federal and state of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code Section 382.


7.  NOTES PAYABLE

Notes payable at December 31, 1997 and 1996 relate to the Company's directors and officers insurance policy. At December 31, 1997 the note bears interest at 9.25% and is due in monthly installments of approximately $13,000, including interest, through July 1998.

In September 1994, the Company borrowed $1,200,000 from Thinking Technologies, L.P. under a note bearing annual interest of 10% which was collateralized by all of the Company's assets and the Company's common stock owned by its President. Interest payable of $180,000 was converted to notes payable in March 1996. Approximately $1,320,000 of the note balance was converted into an aggregate of 263,158 shares of common stock in July 1996. The remaining balance, along with all accrued interest, was repaid in August 1996 upon the closing of the bridge financing described below.

In 1995, the Company borrowed $122,000 from Thinking Technologies, L.P. under a note payable bearing annual interest at 7% with an original due date of December 31, 1995. During 1996, the Company borrowed additional amounts from Thinking Technologies, L.P. In July 1996, the 1995 and 1996 borrowings and accrued interest totaling $502,000 were converted into a note payable bearing annual interest of 10% and due on December 31, 1996. These amounts, together with accrued interest, were repaid in August 1996 upon the closing of the bridge financing described below. In connection with the July 1996 transaction, the Company issued warrants to Thinking Technologies, L.P. to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 31, 2006. The Company recorded a noncash interest expense of approximately $350,000 in 1996 in connection with the issuance of these warrants.

In August 1996, the Company closed a bridge financing which provided gross proceeds of $1,825,000 to the Company from the issuance of units consisting of promissory notes totaling $1,825,000, bearing interest at 10%, and warrants to purchase an aggregate of 456,250 shares of common stock. The Company repaid $625,000 of existing loans and accrued interest due to Thinking Technologies, L.P. from a portion of such notes. Thinking Technologies, L.P. purchased units comprising $625,000 aggregate principal amount of such notes and related warrants. All borrowings under this bridge financing, together with accrued interest, was repaid with a portion of the proceeds from the Company's IPO in October 1996.

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


8.  SHAREHOLDERS' EQUITY

Common Stock

In August 1996, Thinking Technologies, L.P. converted approximately $1,320,000 of notes and interest into an aggregate of 263,158 shares of common stock (see
Note 7).

In October and November 1996, the Company completed its IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. A portion of the proceeds were used to repay amounts outstanding under the bridge financing (see Note 7). In connection with its initial public offering, the Company sold to its underwriter options to purchase 140,000 common shares for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share).

Stock Option Plan

Under the Company's 1996 and 1997 Stock Option Plans (the Plans), options to purchase up to an aggregate of 976,000 shares of common stock may be granted to officers, directors, employees or consultants. The Plans provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator, and nonqualified stock options. Options granted under the Plans become exercisable as determined by the Board of Directors and must be exercised within ten years.

No options were granted during 1997. During 1996, the Company granted options to purchase 590,036 shares of common stock (375,036 under the Plan) at a weighted average exercise price of $6.63. Such 1996 grants had a weighted average fair value of $7.37 per share at the date of grant. No options have been exercised or canceled during 1997 and 1996. As of December 31, 1997, 600,964 shares were available for future grant under the Plans.

Certain of the options granted during 1996 had exercise prices which were less than the deemed fair value of common stock at the date of grant. Consequently, the Company has recorded noncash compensation expense of $104,000 and $209,000 related to such difference in 1997 and 1996, respectively. As of December 31, 1997, an additional $198,000 of deferred stock compensation will be amortized in future periods over the three-year option vesting term.

Additional information regarding options outstanding as of December 31, 1997 is as follows:


                         Options Outstanding
----------------------------------------------------------------------
                                                                                     Options Exercisable
                                           Weighted                             --------------------------------
                                            Average        Weighted                                 Weighted
    Range of                               Remaining        Average                                   Average
    Exercise              Number          Contractual      Exercise                Number           Exercise
     Prices            Outstanding        Life (yrs)        Price               Exercisable           Price

 $0.79 - $1.00           167,000              8.1           $ 0.86                167,000            $ 0.86
     $5.00                52,000              8.7             5.00                 26,000              5.00
 $7.65 - $9.00           430,000              8.9             8.28                 76,667              7.65
                         -------                                                  -------            ------

                         649,000              8.4           $ 6.11                269,667            $ 3.19
                         =======                                                  =======            ======

Additional Stock Plan Information

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; stock volatility, 61% subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6.0%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $5,524,000 ($1.19 per share) in 1997 and $2,661,000 ($0.84 per share) in 1996.

9.  MAJOR CUSTOMERS

Three customers accounted for 68%, 16%, and 11% of contract revenues for the year ended December 31, 1997. One other customer accounted for 100% of accounts receivable at December 31, 1997.

Four customers accounted for 28%, 25%, 24%, and 14% of contract revenues for the year ended December 31, 1996. Two of these customers accounted for 64% and 28%, respectively, of accounts receivable at December 31, 1996.


10.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective in 1998.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," establishing new standards for revenue recognition on software sales subsequent to December 31, 1997. The Company does not expect the adoption of SOP 97-2 to have a material impact on its financial position or results of operations.

                                    * * * * *