Form 10QSB
period 1998-03-31
THINKING TOOLS INC
filed 1998-05-04
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

At April 30, 1998, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      INDEX


Part I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   FINANCIAL STATEMENTS
          Condensed Balance Sheets as of March 31, 1998
          and December 31, 1997 ............................................  3

          Condensed Statements of Operations for the three month periods ended March 31, 1998 and 1997 ....................................  4

          Condensed Statements of Cash Flows for the three month
          periods ended March 31, 1998 and 1997 ............................  5

          Notes to Condensed Financial Statements ..........................  6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................  8


Part II - OTHER INFORMATION
---------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................. 12


Signatures ................................................................. 13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       March 31,    December 31,
                                                          1998        1997 (1)
                                                      (Unaudited)
ASSETS

  Current assets:
     Cash and equivalents                               $ 1,552      $ 2,597
     Accounts receivable                                      7            7
     Prepaid expenses and other current assets              104          131
                                                        -------      -------
          Total current assets                            1,663        2,735
                                                        -------      -------

  Property and equipment, net                               266          265
  Other assets                                               25           29
                                                        -------      -------
          Total assets                                  $ 1,954      $ 3,029
                                                        =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                   $   162      $   200
     Accrued expenses                                       137          359

     Notes payable                                           58           88
     Capital lease obligations                                8           13
                                                        -------      -------
          Total current liabilities                         365          660


  Shareholders' equity:
     Common stock                                             5            5
     Additional paid-in capital                          11,288       11,288
     Deferred stock compensation                           (198)        (198)
     Accumulated deficit                                 (9,506)      (8,726)
                                                        -------      -------
          Total shareholders' equity                      1,589        2,369
                                                        -------      -------
          Total liabilities and shareholders' equity    $ 1,954      $ 3,029
                                                        =======      =======

(1) Derived from the December 31, 1997, audited balance sheet included in the Company's 1997 Annual Report on Form 10-KSB


                   See notes to condensed financial statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                March 31,

                                                            1998         1997
                                                           ------       ------
Contract Revenues                                              $0          $70
Cost of Contract Revenues                                       0           70
                                                           ------       ------

       Gross Profit                                             0            0
                                                           ------       ------


Operating Expense:
       Selling, general, and administrative                   472          576
       Research and development                               334          121
                                                           ------       ------
             Total operating expenses                         806          697
                                                           ------       ------
Operating Loss                                               (806)        (697)
                                                           ------       ------

Interest expense                                               (2)          (3)
Other income, net                                              28           85
                                                           ------       ------
       Total other income, net                                 26           82
                                                           ======       ======


       Net Loss                                             $(780)       $(615)
                                                           ======       ======

Net loss per share                                         $(0.17)      $(0.13)
                                                           ======       ======

Shares used in calculating net loss per share               4,642        4,642
                                                           ------       ------


                   See notes to condensed financial statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Three months ended
                                                                  March 31,
                                                              1998        1997
                                                            -------     -------
Cash flows from operating activities:
  Net loss                                                  $  (780)    $  (615)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                              13          15
      Stock compensation                                          0          24
      Changes in operating assets and liabilities:
        Accounts receivable                                       0         118
        Prepaid expenses and other assets                        31          25
        Accounts payable                                        (38)       (151)
        Accrued expenses                                       (222)         57
        Billings in excess of costs on
          uncompleted contracts and
          deferred revenue                                        0         (24)
                                                            -------     -------
               Net cash used in operating activities           (996)       (551)
                                                            -------     -------


Cash flows from investing activities:
  Purchase of property and equipment, net                       (14)        (66)
                                                            -------     -------
Cash flows from financing activities:
  Principal payment on short-term notes payable                 (30)        (54)
  Principal payments on capital lease obligations                (5)         (4)
                                                            -------     -------
               Net cash used in financing activities            (35)        (58)

Net decrease in cash and equivalents                         (1,045)       (675)
Cash and equivalents at beginning of period                   2,597       6,869
                                                            -------     -------
Cash and equivalents at end of period                       $ 1,552     $ 6,194
                                                            =======     =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                  $     1     $     3
                                                            =======     =======


                   See notes to condensed financial statements

                              THINKING TOOLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

These interim condensed financial statements should be read in conjunction with the information included in the Company's Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 1997.

2.  Common Stock

In August 1996, Thinking Technologies, L.P., a principal stockholder of the Company, converted $1,320,000 of notes and interest into an aggregate of 263,158 shares of common stock.

In October and November 1996, the Company completed its Initial Public Offering
(IPO) (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its IPO, the Company sold to its underwriter warrants to purchase 140,000 common shares for $.001 per warrant. These warrants are exercisable for a period of five years at an exercise price equal to 160% of the IPO price ($10.40 per share). Approximately $1,856,500 of the net proceeds from the IPO was used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996.

3.  Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires presentation of basic and diluted earnings
(loss) per share and restatement of all prior year earnings (loss) per share. Due to the Company's net loss, all convertible securities are antidultive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. The earnings per share amount for the quarter ended March 31, 1997 has been restated to conform to SFAS 128.

4.  Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the quarters ended March 31, 1998 and 1997 do not include amounts which are considered components of other comprehensive income, consequently, net income and comprehensive income are equivalent for both periods as defined.

5.  Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board Issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas, and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. This statement is effective for the Company beginning January 1, 1998. The Company will include the required disclosures within its Annual Report as of December 31, 1998. Quarterly reporting is permitted; however, the Company has chosen not to adopt the application earlier than December 31, 1998.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the Company's limited operating history, uncertain future profitability, future financing needs, limited marketing experience and dependence on the emerging markets for business simulation software; competition risks; uncertainties regarding the commercial acceptance of Think 2000 and the development of additional products; risks associated with the Company's growth strategy; and other risks described herein and in the Company's 1997 Annual Report on Form 10-KSB.

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

      The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated to date have been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues has been derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company, and all such contracts have been completed. The Company historically has not had, and at March 31, 1998, did not have any firm order backlog. During the three month period ended March 31, 1998, the Company continued to implement its previously announced strategy to change its focus from custom projects to self-funded development of simulation products for broader markets. As part of this strategy, the Company is continuing to seek to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. The Company's current and planned expense levels are based in part on its expectations towards anticipated revenue.

      In September 1997, the Company introduced Think 2000, a Year 2000 risk simulation software program. Think 2000 is the first simulation product which the Company internally funded and is bringing to a broader market. The Company has made a significant investment in the development and commercialization of Think 2000, and as a result, does not currently anticipate significant revenues in the near future from other sources. The Company currently has limited capital and human resources and is focusing such resources primarily on Think 2000. Any failure of the Company to successfully commercialize Think 2000 or to meet demands for such product on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company is relying on the success of Think 2000, as well as the successful development, commercialization and marketing of additional products for its long-term viability and growth.

      The Company intends to distribute its products through its existing strategic partners, new service providers as well as by initiating direct sales to customers. The Company is also in discussion with additional prospective value-added resellers ("VARs"). As the Company moves into new specific product areas, it intends to seek alliances in such areas. The Company plans to continue making presentations and appearances at academic forums and corporate-sponsored events.

      As of March 31, 1998, the Company had experienced cumulative losses of $9,506,000 and has not experienced any quarter of profitable operations. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. Through March 31, 1998, the Company's operations have been funded primarily through private sales of debt and equity securities and the Company's Initial Public Offering ("IPO"). In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996. The remainder of the net proceeds from the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

      The Company expects to incur substantial operating expenses in the future as it seeks to expand sales and marketing efforts in accordance with its strategic plan.

Results of Operations

Comparison of three months ended March 31, 1998 and March 31, 1997

    Revenues Revenues for the three months ended March 31, 1998 decreased by $70,000 to nil from $70,000 for three months ended March 31, 1997. During the three months ended March 31, 1998, the Company was in the process of implementing a new marketing and business strategy as it seeks to become a product-oriented, sales-driven company.

    Gross Margin Gross margin for the three months ended March 31, 1998 was nil as was the gross margin for the comparable period ended 1997.

    Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $104,000, or 18 %, for the three months ended March 31, 1998, to $472,000, from $576,000 for the three months ended March 31, 1997. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The decrease in selling, general and administrative expenses was primarily due to decreased administrative headcount and a reduction in contractor costs. The Company expects selling, general and administrative expenses to increase in future periods as the Company begins to implement a selling and marketing program and expands its staff and facilities.

    Research and Development Research and development expenses for the three months ended March 31, 1998, increased by $213,000, or 176%, to $334,000, from $121,000 for the three months ended March 31, 1997. This increase was primarily due to the increased costs associated with the Think 2000 project. The Company anticipates that research and development costs will increase in future periods as the Company's business shifts from custom development projects to product sales.

    Interest Expense Interest expense for the three months ended March 31, 1998 decreased by $1,000, or 33%, to $2,000, from $3,000 for the three months ended March 31, 1997.

    Other Income Other income net for the three months ended March 31, 1998 decreased by $57,000, or 67%, to $28,000, from $85,000 for the three months ended March 31, 1997. Other income is primarily the result of interest income generated from investing the excess proceeds raised from the Company's IPO. The decrease from the comparable period in 1997 is due to the decrease in invested funds.

    Net Loss As a result of the foregoing, net loss for the three months ended March 31, 1998 increased by $165,000, or 27%, to $780,000, from $615,000 for the three months ended March 31, 1997.


Liquidity and Capital Resources

               Since its inception and through March 31, 1998, the Company has incurred cumulative losses aggregating approximately $9,506,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, and private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

    At March 31, 1998, the Company had cash and equivalents of approximately $1,552,000, working capital of approximately $1,298,000 and shareholders' equity of approximately $1,589,000. At March 31, 1998, the Company had no long-term liabilities outstanding.

    Net cash used in operating activities for the three months ended March 31, 1998 and 1997, totaled approximately $996,000 and $551,000 respectively, and was primarily a result of the Company's net losses during those periods. Net cash used in financing activities for the three months ended March 31, 1998 and 1997, totaled approximately $35,000 and $58,000, respectively.

    Based on the Company's operating plan, the Company believes that its current cash balances will be sufficient to satisfy its capital requirements and finance its operation through the mid-third quarter of 1998. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional debt or equity financing in order to fund its future operations and growth strategy. The Company anticipates that it will be required to seek additional funding through public or private sales of debt or equity securities. The Company is currently evaluating its financing options. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any such event, the Company may be unable to implement its business plan.

Year 2000

    The Company has developed plans to address the changes that need to be made to its own computer system and applications for the implications of Year 2000. The Company is also currently communicating with its application vendors, suppliers, financial institutions and other third parties with which it is doing business to address the impact of the Year 2000. The Company does not anticipate that the financial impact of making the required changes to its systems and applications to become Year 2000 compliant will be material to the Company's financial position, results of operations or cash flows.

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



THINKING TOOLS, INC.



Date:  May 1, 1998                              By:  /s/ Moshe Zarmi
                                                    ---------------------------
                                                         Moshe Zarmi
                                                         President and CEO



                                                By: /s/ Patricia Kessler
                                                    ---------------------------
                                                        Patricia Kessler
                                                        Chief Financial Officer