Form 10KSB/A
period 1997-12-31
THINKING TOOLS INC
filed 1998-05-21
CIK 1021444

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 1997, as filed on May 21, 1998


                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                              THINKING TOOLS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      77-0436410
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Lower Ragsdale Drive, 1-250
Monterey, California                                       93940
-------------------------------             ------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number  (408) 373-8688

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

            None                                None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

                                EXPLANATORY NOTE


      This Form 10-KSB/A includes Exhibit No. 27.1, which amends the Financial Data Schedule ("FDS") as filed with the Securities and Exchange Commission on March 31, 1998, in order to restate the FDS for the fiscal year ended December 31, 1996 to reflect the change in computing earnings per share as required by SFAS No. 128.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 1998

                             THINKING TOOLS, INC.


                             By: /s/ Moshe Zarmi
                                 -----------------------------------------------
                                 Moshe Zarmi
                                 President and Chief Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

Dated:   May 20, 1998        /s/ Moshe Zarmi
                             ---------------------------------------------------
                             President and Chief Executive Officer, Director
                             (Principal Executive Officer)

Dated:   May 20, 1998        /s/ Marc Cooper
                             ---------------------------------------------------
                             Marc Cooper, Director

Dated:   May   , 1998
                             ---------------------------------------------------
                             Esther Dyson, Director

Dated:   May   , 1998
                             ---------------------------------------------------
                             Frederick Gluck, Director

Dated:   May 20, 1998        /s/ John Hiles
                             ---------------------------------------------------
                             John Hiles, Director

Dated:   May 20, 1998        /s/ Fred Knoll
                             ---------------------------------------------------
                             Fred Knoll, Chairman of the Board and Director

Dated:   May 20, 1998        /s/ Ted Prince
                             ---------------------------------------------------
                             Dr. Ted Prince, Director

Dated:   May 20, 1998        /s/ Fran Saldutti
                             ---------------------------------------------------
                             Fran Saldutti, Director

Dated:   May 20, 1998        /s/ Patricia Kessler
                             ---------------------------------------------------
                             Patricia Kessler
                             Chief Financial Officer