Form 10QSB
period 1998-06-30
THINKING TOOLS INC
filed 1998-08-14
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

(Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from ________________ to __________________

                        Commission file number 000-21295


                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)

           Delaware                                       77-043641
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

1 Lower Ragsdale Drive, 1-250
Monterey, California                                                      93940
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

At July 30, 1998, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      INDEX


Part I - FINANCIAL INFORMATION                                                                   PAGE NO.
------------------------------                                                                   --------

Item 1.           FINANCIAL STATEMENTS
                  Condensed Balance Sheets as of June 30, 1998 and December 31, 1997...........      3

                  Condensed Statements of Operations for the quarter and six months
                  ended June 30, 1998 and 1997.................................................      4

                  Condensed Statements of Cash Flows for six months
                  ended June 30, 1998 and 1997.................................................      5

                  Notes to Condensed Financial Statements......................................      6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................      8


Part II - OTHER INFORMATION

Item 5.           OTHER EVENTS.................................................................      13

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.............................................      14


Signatures        .............................................................................      15

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30,      December 31,
                                                                           1998          1997 (1)
                                                                        (Unaudited)

ASSETS
   Current assets:
      Cash and equivalents                                                $    752       $  2,597
      Accounts receivable                                                      121              7
      Prepaid expenses and other current assets                                 69            131
                                                                          --------       --------
           Total current assets                                                942          2,735
                                                                          --------       --------

   Property and equipment, net                                                 215            265
   Other assets                                                                 22             29
                                                                          --------       --------
           Total assets                                                   $  1,179       $  3,029
                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                                    $    145       $    200
      Accrued expenses                                                         227            359
      Notes payable                                                             33             88
      Capital lease obligations                                                  5             13
                                                                          --------       --------
           Total current liabilities                                           410            660
           Long Term deposits
           Total Liabilities                                                    15             --
                                                                          --------       --------
                                                                               425            660
   Shareholders' equity:
      Common stock                                                               5
      Additional paid-in capital                                            11,090         11,288
      Deferred stock compensation                                               --           (198)
      Accumulated deficit                                                  (10,341)        (8,726)
                                                                          --------       --------
           Total shareholders' equity                                          754          2,369
                                                                          --------       --------
           Total liabilities and shareholders' equity                     $  1,179       $  3,029
                                                                          ========       ========

                (1) Derived from the December 31, 1997, audited balance sheet included in the Company's 1997 Annual Report on Form 10-KSB


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended     Six Months Ended
                                                      June 30                 June 30
                                                  ------------------    ------------------
                                                     1998       1997       1998       1997
                                                  -------    -------    -------    -------
Revenues                                          $   166    $    24    $   166    $    94
Costs                                                   1         24          1         94
                                                  -------    -------    -------    -------
       Gross profit                                   165         --        165         --
                                                  -------    -------    -------    -------

Operating Expenses
        Selling, general, and administrative          687        631      1,159      1,207
        Research and development                      313        498        647        619
                                                  -------    -------    -------    -------
               Total operating expenses             1,000      1,129      1,806      1,826
                                                  -------    -------    -------    -------

               Operating loss                        (835)    (1,129)    (1,641)    (1,826)

  Other income, net                                     1         73         27        155
                                                  -------    -------    -------    -------

               Loss before income taxes              (834)    (1,056)    (1,614)    (1,671)

Income tax expense                                     --          1         --          1
                                                  =======    =======    =======    =======
Net loss                                          $  (834)   $(1,057)   $(1,614)   $(1,672)
                                                  =======    =======    =======    =======

Basic and diluted loss per share                  $ (0.18)   $ (0.23)     (0.35)     (0.36)
                                                  =======    =======    =======    =======

Shares used in calculating per share data           4,642      4,642      4,642      4,642
                                                  =======    =======    =======    =======

                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Six Months ended
                                                                                                     June 30

                                                                                                  1998        1997
Cash flows from operating activities:
      Net loss                                                                                   $(1,614)   $(1,672)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                             32         30
            Stock compensation expense                                                                --         52
            Changes in operating assets and liabilities:
                  Accounts receivable                                                               (114)       123
                  Prepaid expenses and other assets                                                   62         75
                  Other assets                                                                         7        (16)
                  Accounts payable                                                                   (55)       (30)
                  Accrued expenses                                                                  (132)        62
                  Billings in excess of costs on uncompleted contracts and deferred revenue           --        (32)
                                                                                                 -------    -------
                         Net cash used in operating activities                                    (1,814)    (1,408)
                                                                                                 -------    -------

Cash flows from investing activities:
          Purchase of property and equipment                                                           2       (159)
          Sale/Loss on sale of fixed assets                                                           15          0
                                                                                                 -------    -------
                         Net cash used in investing activities                                        17       (159)
                                                                                                 -------    -------

Cash flows from financing activities:
          Principal payment on short-term notes payable                                              (55)      (109)
          Principal payments on capital leases                                                        (8)        (9)
          Long-term deposits                                                                          15         --
                                                                                                 -------    -------
                         Net cash used in financing activities                                       (48)      (118)
                                                                                                 -------    -------

Net decrease in cash and equivalents                                                              (1,845)    (1,685)
Cash and equivalents at beginning of period                                                        2,597      6,869
                                                                                                 =======    =======
Cash and equivalents at end of period                                                            $   752    $ 5,184
                                                                                                 =======    =======

Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                                               $     4    $     3
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

2.   Common Stock
In August 1996, Thinking Technologies, LP, a principal stockholder of the Company, converted $1,320,000 of notes and interest into an aggregate of 263,158 shares of common stock.

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

The Company has received notification from The Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company is not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things, companies listed on the Nasdaq SmallCap Market (i) maintain net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000 or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. Nasdaq has notified the Company that its stock will be delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company has formally appealed the pending delisting and presented its appeal at an oral hearing before a panel of the National Association of Securities Dealers, Inc. ("NASD") Board of Governors on July 24, 1998. There can be no assurance that the Common Stock will not be delisted from trading on the Nasdaq SmallCap Market. The effects of delisting include, without limitation, the limited release of market prices of the Company's securities, limited news coverage of the Company, and restriction of investors' interest in the Company, and may adversely materially affect the trading market and prices for the Company's securities, thereby affecting the

Company's ability to issue additional securities or secure additional financing. In addition, if the Company's securities are also deemed penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure would be required in connection with traded in the Company's securities, including delivery of a disclosure schedule explaining the nature and risk of the penny stick market. Such requirements could severely limit the liquidity of the Company's securities.

3.   Net Loss Per Share
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share and restatement of all prior year earnings (loss) per share. Due to the Company's net loss, all convertible securities are antidultive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. The earnings per share amount for the periods ended June 30, 1997 has been restated to conform to SFAS 128.

4.   Reporting Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the quarters ended June 30, 1998 and 1997 do not include amounts which are considered components of other comprehensive income, consequently, net loss and comprehensive loss are equivalent for both periods as defined.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the Company's limited operating history, uncertain future profitability, future financing needs, limited marketing experience and dependence on emerging market for business simulation software; competition risks; uncertainties regarding the commercial acceptance of Think 2000 and the development of additional products; risks associated with the Company's growth strategy, and other risks described herein and in the Company's 1997 Annual Report on Form 10-KSB.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Quarterly Report on Form 10-QSB.

OVERVIEW

            The Company commenced operations in December 1993 to develop and market business simulation software. Since its inception, the Company has been engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, and establishing marketing and manufacturing capabilities and raising capital.

            The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Prior to the quarter ended June 30, 1998, the Company's revenues had been primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers were not affiliated with the Company, and all such contracts have been completed. During the six-month period ended June 30, 1998, the Company continued to implement its previously announced strategy to change its focus from custom projects to self-funded development of simulation products for broader markets. As part of this strategy, the Company is continuing to seek to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. During the quarter ended June 30, 1998, the Company recorded revenues of $166,000 from product sales, and had a backlog of $100,000. As of June 30, 1998 the Company's current and planned expense levels are based in part on its expectations towards anticipated revenue.

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

            As of June 30, 1998, the Company had experienced cumulative losses of $10,341,000 and has not experienced any quarter of profitable operations. The Company expects to incur additional operating losses at least through the end of 1998 , principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. Through June 30, 1998, the Company's operations have been funded primarily through private sales of debt and equity securities and the Company's Initial Public Offering ("IPO"). In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996. The remainder of the net proceeds from the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

            The Company expects to incur substantial operating expenses in the future as it seeks to expand sales and marketing efforts in accordance with its strategic plan.

Results of Operations

Comparison of the quarter ended June 30, 1998 and June 30, 1997

            Revenues: Revenues for the three months ended June 30, 1998 increased by $142,000,or 86%, to $166,000 from $24,000 for the three months ended June 30, 1998. During the three months ended June 30, 1998, the Company continued to of implement a new marketing and business strategy to become a product-oriented, sales-driven company. The positive results of this business strategy resulted in the above mentioned revenues and a backlog of approximately $100,000 at June 30,1998.

            Gross Margin: Gross margin for the three months ended June 30,1998 were $165,000 compared to nil for the same period ended June 30,1997. During the three months ended June 30, 1998, the Company did not record any direct cost to revenues, indirect costs were recorded in Research and Development. During the same period ended June 30, 1997, the Company was in the process of completing its only remaining custom project under contract.

            Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $56,000, or 8 %, for the three months ended June 30, 1998, to $687,000, from $631,000 for the three months ended June 30, 1997. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The increase in selling, general and administrative expenses was primarily due to implementation of a new selling and marketing program. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to implement its selling and marketing program and expand its staff and facilities.

            Research and Development: Research and development expenses for the three months ended June 30, 1998, decreased by $185,000, or 37%, to $313,000 from $498,000 for the three months ended June 30, 1997. This decrease was primarily due to a reduction in headcount and contractors. The Company anticipates that research and development costs will maintain in future periods as the Company seeks to develop additional products as part of its strategic plan.

            Other Income, Net : Interest expense for the three months ended June 30, 1998 decreased by $2,000, or 66%, to $1,000, from $3,000 for the three months ended June 30, 1997. Other income net for the three months ended June 30, 1998 decreased by $74,000, or 97%, to $2,000, from $76,000 for the three months ended June 30, 1997. Other income is the result of interest income generated from investing the excess proceeds raised from the Company's IPO. The decrease from the comparable period in 1997 is due to the decrease in invested funds. Additionally, the sale of furnishings and adjustments of leasehold improvements at the closed San Jose facility resulted in a net book loss of $15,000.

            Net Loss: As a result of the foregoing, net loss for the three months ended June 30, 1998 decreased by $223,000, or 27%, to $834,000, from $1,057,000 for the three months ended June 30, 1997.

Comparison of six months ended June 30, 1998 and June 30, 1997

            Revenues: Revenues for the six months ended June 30, 1998 increased by $72,000, or 77%, to $166,000 from $94,000 for six months ended June 30, 1997.
During the 1997 period The Company's revenues were derived primarily from a relatively small number of development contracts. During the six months ended June 30, 1998, the sales were derived from the "Think 2000" product.

            Gross Margin: Gross margin for the six months ended June 30, 1998 was $165,000 as compared to nil for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company was in the process of completing its only remaining custom project under contract. Contract costs equaled contract revenue in the first half of 1997 because the expected loss was recorded in 1996.

            Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $81,000, or 7%, for the six months ended June 30, 1998, to $1,159,000 from $1,207,000 for the six months ended June 30, 1997. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The decrease in selling, marketing and administration expenses were primarily due to a reduction in headcount, and the closing of the San Jose Office.

            Research and Development: Research and development expenses for the six months ended June 30, 1998 increased by $28,000, or 5%, to $647,000 from $619,000 for the six months ended June 30, 1997.

            Interest Expenses: Interest expenses for the six months ended June 30, 1998 decreased by $1,000, to $3,000 from $4,000 for the six months ended June 30, 1997.

            Other Income: Other income for the six months ended June 30, 1998 decreased by $128,000 to $27,000 from $155,000 for the six months ended June 30, 1997. This decrease was primarily due to the balance of excess proceeds raised from the Company's Initial Public Offering causing interest earnings to decrease accordingly.

            Net Loss: As a result of the foregoing, net loss for the six months ended June 30, 1998, decreased by $58,000, or 3%, to $1,614,000 from $1,672,000 for the six months ended June 30,1997.

Liquidity and Capital Resources

            Since its inception and through June 30, 1998, the Company has incurred cumulative losses aggregating approximately $10,341,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses at least through the end of 1998, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, and private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

            At June 30, 1998, the Company had cash and equivalents of approximately $752,000, working capital of approximately $532,000 and shareholders' equity of approximately $754,000. At June 30, 1998, the Company had $15,000 of long-term deposits outstanding.

            Net cash used in operating activities for the six months ended June 30, 1998 and 1997, totaled approximately $1,846,000 and $1,408,000 respectively, and was primarily a result of the Company's net losses during those periods. Net cash used in financing activities for the three months ended June 30, 1998 and 1997, totaled approximately $48,000 and $118,000, respectively due primarily to the repayment on short term notes payable.

            Based on the Company's operating plan, the Company believes that its current cash balances will be sufficient to satisfy its capital requirements and finance its operation through the mid-September 1998. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company will be required to raise substantial additional debt or equity financing in order to fund its future operations and growth strategy. The Company anticipates that it will be required to seek additional funding through public or private sales of debt or equity securities. The Company is currently evaluating its financing options. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any such event, the Company may be unable to implement its business plan.

Year 2000

                 The Company has developed three projects, which are at various stages of completion, on its internal computer systems to address the implications of Year 2000. Scheduled completion of all projects is September 1999. The Company has developed a program to provide information to its customers on Year 2000 compliance status of all its products. The Company has communicated with its application vendors, suppliers, financial institutions and other third parties with whom it is conducting business to address the impact of the Year 2000 and have received compliance agreements from all. The Company does not anticipate that the financial impact of making the required changes to its systems and applications to become Year 2000 compliant will be material to the Company's financial position, results of operations or cash flows.

PART II - OTHER INFORMATION


Item 5. OTHER EVENTS

The Company has received notification from The Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company is not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things, companies listed on the Nasdaq SmallCap Market (i) maintain net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000 or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. Nasdaq has notified the Company that its stock will be delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company has formally appealed the pending delisting and presented its appeal at an oral hearing before a panel of the National Association of Securities Dealers, Inc. ("NASD") Board of Governors on July 24, 1998. As of the date of this Memorandum, the Company is awaiting the NASD's decision. While the Company believes that upon completion of this Offering it will be in compliance with the net tangible assets test set forth above, there can be no assurance that the Common Stock will not be delisted from trading on the Nasdaq SmallCap Market. The effects of delisting include, without limitation, the limited release of market prices of the Company's securities, limited news coverage of the Company, and restriction of investors' interest in the Company, and may adversely materially affect the trading market and prices for the Company's securities, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, if the Company's securities are also deemed penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure would be required in connection with traded in the Company's securities, including delivery of a disclosure schedule explaining the nature and risk of the penny stick market. Such requirements could severely limit the liquidity of the Company's securities.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits                            Exhibit 27  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


THINKING TOOLS, INC.



Date:  August 14, 1998                         By:  /s/ Moshe Zarmi
                                                      ----------------
                                                        Moshe Zarmi
                                                        President and CEO



                                                  By: /s/ Patricia Kessler
                                                      ----------------
                                                        Patricia Kessler
                                                        Chief Financial Officer