Form 10QSB
period 1998-09-30
THINKING TOOLS INC
filed 1998-11-16
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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


         Issuer's Telephone Number, Including Area Code: (831) 373-8688

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports, required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/   NO / /

At September 30, 1998, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

Part I - FINANCIAL INFORMATION                                                                   PAGE NO.
------------------------------                                                                   --------
Item 1.       FINANCIAL STATEMENTS
              Condensed Balance Sheets as of September 30, 1998 and December 31, 1997............     3

              Condensed Statements of Operations for the quarter and nine months
              ended September 30, 1998 and 1997..................................................     4

              Condensed Statements of Cash Flows for nine months
              ended September 30, 1998 and 1997..................................................     5

              Notes to Condensed Financial Statements............................................     6

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................     8


Part II - OTHER INFORMATION

Item 5.       OTHER EVENTS.......................................................................    14

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................    15


Signatures    ...................................................................................    16

Financial Data Schedule..........................................................................    17

PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,             December 31,
                                                                     1998                    1997 (1)
                                                                  (Unaudited)
ASSETS
   Current assets:
      Cash and equivalents                                       $     151                  $  2,597
      Accounts receivable                                              162                         7
      Prepaid expenses and other current assets                         19                       131
                                                                 ---------                  --------
           Total current assets                                        332                     2,735
                                                                 ---------                  --------

   Property and equipment, net                                         199                       265
   Other assets                                                         12                        29
                                                                 ---------                  --------
           Total assets                                          $     543                  $  3,029
                                                                 =========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                                 183                       200
      Accrued expenses                                                 195                       359
      Notes payable                                                      0                        88
      Capital lease obligations                                          5                        13
                                                                 ---------                  --------
           Total current liabilities                                   383                       660
           Long term deposits                                           15                        --
                                                                 ---------                  --------
           Total liabilities                                           398                       660

   Shareholders' equity:
      Common stock                                                       5                         5
      Additional paid-in capital                                    11,090                    11,288
      Deferred stock compensation                                       --                      (198)
      Accumulated deficit                                          (10,950)                   (8,726)
                                                                 ---------                  --------
           Total shareholders' equity                                  145                     2,369
                                                                 ---------                  --------
           Total liabilities and shareholders' equity            $     543                  $  3,029
                                                                 =========                  ========

            (1) Derived from the December 31, 1997, audited balance sheet included in the Company's 1997 Annual Report on Form 10-KSB


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                 September 30
                                                   -------------------------     ------------------------
                                                      1998          1997           1998          1997
                                                   -----------    ----------     ----------    ----------

Revenues                                           $    193       $     --        $    358       $     94
Costs                                                    --             --               1             94
                                                   --------       --------        --------       --------
       Gross profit                                     193             --             357             --
                                                   --------       --------        --------       --------

Operating Expenses
        Selling, general, and administrative            522            893           1,681          2,099
        Research and development                        282            562             929           1182
                                                   --------       --------        --------       --------
               Total operating expenses                 804          1,455           2,610          3,281
                                                   --------       --------        --------       --------

               Operating loss                          (611)        (1,455)         (2,253)        (3,281)

  Other income, net                                       2             61              29            215
                                                   --------       --------        --------       --------

               Loss before income taxes                (609)        (1,394)         (2,224)        (3,066)

Income tax expense                                       --             --              --             --
                                                   ========       ========        ========       ========
Net loss                                            $  (609)      $ (1,394)       $ (2,224)      $ (3,066)
                                                   ========       ========        ========       ========

Basic and diluted loss per share                   $  (0.13)      $  (0.30)          (0.48)         (0.66)
                                                   ========       ========        ========       ========

Shares used in calculating per share data             4,642          4,642           4,642          4,642
                                                   ========       ========        ========       ========


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             Nine Months ended
                                                                                               September 30
                                                                                           1998            1997
Cash flows from operating activities:
      Net loss                                                                            $(2,224)         $(3,066)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                      49                45
            Stock compensation expense                                                         --                78
            Changes in operating assets and liabilities:
                  Accounts receivable                                                        (155)              136
                  Prepaid expenses and other assets                                           112               102
                  Other assets                                                                 17               (12)
                  Accounts payable                                                            (17)              135
                  Accrued expenses                                                           (164)                2
                  Billings in excess of costs on uncompleted contracts and deferred            --               (32)
                   revenue
                                                                                          -------           -------
                         Net cash used in operating activities                             (2,382)            (2612)
                                                                                          -------           -------

Cash flows from investing activities:
          Purchase of property and equipment                                                   (8)             (245)
          Loss on sale of fixed assets                                                         25                 0
                                                                                          -------           -------
                         Net cash provided by (used in) investing activities                   17              (245)
                                                                                          -------           -------

Cash flows from financing activities:
          Principal payment on short-term notes payable                                       (88)             (127)
          Principal payments on capital leases                                                 (8)              (15)
          Long-term deposits                                                                   15                --
                                                                                          -------           -------
                         Net cash used in financing activities                                (81)             (142)
                                                                                          -------           -------

Net decrease in cash and equivalents                                                        (2446)           (2,999)
Cash and equivalents at beginning of period                                                 2,597             6,869
                                                                                          =======           =======
Cash and equivalents at end of period                                                     $   151           $ 3,870
                                                                                          =======           =======

Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                                        $     4           $     0
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

2.  Net Loss Per Share
Due to the Company's net loss, all convertible securities are antidultive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.

3.  Reporting Comprehensive Income
Beginning January 1, 1998, the company adopted statement of Financial Accounting Standard No. 130, "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the three months and nine months ended September 30, 1998 and 1997 do not include amounts which are considered components of other comprehensive income, consequently, net loss and comprehensive loss are equivalent for all periods, as defined.

4. Recently Issued Accounting Standard
In June 1997, the Financial Accounting Standards Board Issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas, and major customers. Adoption of this standard will not impact the Company's financial position, results of operations or cash flows. This standard is effective for the Company beginning for fiscal 1998. The Company will include the required disclosures within its Annual Report as of December 31, 1998.

5. Subsequent Event
The Company had received notification from The Nasdaq Stock Market, Inc. ("Nasdaq"), on May 5, 1998 that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things, companies listed on the Nasdaq SmallCap Market (i) maintain net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000 or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. On October 7, 1998 Nasdaq notified the Company that its stock has been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The effects of delisting include, without limitation, the limited release of market prices of the Company's securities, limited news coverage of the Company, and restriction of investors' interest in the Company, and may adversely materially affect the trading market and prices for the Company's securities, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, if the Company's securities are also deemed penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure would be required in connection with trading in the Company's securities, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities.

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

         The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Prior to the quarter ended June 30, 1998, the Company's revenues had been primarily derived from software development projects completed under contracts with customers. Historically, significant portions of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers were not affiliated with the Company, and all such contracts have been completed. During fiscal 1998 to date, the Company has continued to implement its previously announced strategy to change its focus from custom projects to self-funded development of simulation products for broader markets. As part of this strategy, the Company is continuing to seek to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues are not expected to be material, as the Company will be focusing on developing new product sales channels. For the nine months ended September 30, 1998, the Company recorded revenues of $357,900 from product sales, and had a backlog of $75,000 at the end of the third quarter. The Company's current and planned expense levels are based in part on its expectations towards anticipated revenue.

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

The Company intends to place more emphasis on the distribution of its products through existing and future strategic partners, as well as continuing direct sales to customers. The company plans to continue adding to it's existing strategic partners accordingly. Agreements are now in place with Viasoft to distribute Think 2000 and efforts are continuing to broaden the circle of Distributors, Resellers and VAR agreements. The Company is in discussion with additional prospective strategic partners in these areas. The Company believes that Think 2000, with its Risk Management and Contingency Planning capabilities, can draw deserved attention throughout 1999, as businesses realize that their time frames for remediation efforts have reached milestones where they must invest in managing risk and contingency planning. The Company has also taken steps to materialize on other areas of its competency like Technology Based Training Simulation (TBTS) and Enterprise Modeling and has completed agreements with SHL Systemhouse Inc. (SHL) by which the Company has the rights to sell "Project Challenge", a project management simulation developed by Thinking Tools, Inc. and SHL. The Company plans to continue making presentations and appearances at academic forums and corporate sponsored events.

         As of September 30, 1998, the Company had experienced cumulative losses of $10,950,000 and has not experienced any quarter of profitable operations. The Company expects to incur additional operating losses at least through the end of 1998, principally as a result of expenses associated with the Company's product development efforts, marketing and general and administrative expenses. Through September 30, 1998, the Company's operations have been funded primarily through private sales of debt and equity securities and the Company's Initial Public Offering ("IPO"). As of September 30, 1998 the Company had a negative working capital of approximately $51,000. The Company is actively seeking additional funds through public or private sales (including employees, board members and existing stockholders) of debt or equity securities. In October and November 1996, the Company completed the IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. Approximately $1,856,500 of the net proceeds of the IPO was used to retire outstanding indebtedness under certain promissory notes issued in a bridge financing in August 1996. The remainder of the net proceeds from the IPO are being used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

Results of Operations

Comparison of the quarter ended September 30, 1998 and September 30, 1997

         Revenues: Revenues for the three months ended September 30, 1998 increased by $193,000,or 100%, as compared to nil for the same period ended September 30, 1997. During the three months ended September 30, 1998, the Company continued to implement a new marketing and business strategy to become a product-oriented, sales-driven company. The positive results of this business strategy resulted in the above mentioned revenues and a backlog of approximately $75,000 at September 30,1998.

         Gross Margin: Gross margin for the three months ended September 30,1998 was $193,000 compared to nil for the same period ended September 30,1997. During the three months ended September 30, 1998, the Company did not record any direct cost to revenues, indirect costs were recorded in Research and Development.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $371,000, or 42%, for the three months ended September 30, 1998, to $522,000, from $893,000 for the three months ended September 30, 1997. Selling, general, and administrative expenses consist primarily of costs associated with labor. The decrease in selling, general and administrative expenses was primarily due to reductions in staff and outside consultants/contractors. The Company expects selling, general and administrative expenses to increase in future periods as the Company continues to aggressively implement its selling and marketing program and expand its staff and facilities accordingly.

         Research and Development: Research and development expenses for the three months ended September 30, 1998, decreased by $280,000, or 50%, to $282,000 from $562,000 for the three months ended September 30, 1997. This decrease was primarily due to a reduction in headcount and contractors. The Company anticipates that research and development costs will maintain at current levels for future periods as the Company seeks to develop additional products as part of its strategic plan.

         Other Income, Net : Interest expense did not change for the three months ended September 30, 1998 and remained at $4,000 year to date compared to nil for the three months ended September 30, 1997. Other income net for the three months ended September 30, 1998 decreased by $59,000, or 97%, to $2,000, from $61,000 for the three months ended September 30, 1997. Other income is the result of interest income generated from investing the excess proceeds raised from the Company's IPO. The decrease from the comparable period in 1997 is due to the decrease in invested funds. Additionally, the sale of furnishings and adjustments of leasehold improvements at the closed San Jose facility resulted in a net book loss of $10,000 during the third quarter ended September 30, 1998.

         Provision for Income Taxes: The Company recorded no provisions for income taxes for the three months ended September 30, 1998 and the same period ended September 30, 1997, as the Company recognized taxable losses for which no significant benefit has been realized.

         Net Loss: As a result of the foregoing, net loss for the three months ended September 30, 1998 decreased by $785,000, or 56%, to $609,000, from $1,394,000 for the three months ended September 30, 1997.

Comparison of nine months ended September 30, 1998 and September 30, 1997

         Revenues: Revenues for the nine months ended September 30, 1998 increased by $264,000, or 281%, to $358,000 from $94,000 for nine months ended September 30, 1997. During the 1997 period, the Company's revenues were derived primarily from a relatively small number of development contracts. During the nine months ended September 30, 1998, the sales were derived from the "Think 2000" product.

         Gross Margin: Gross margin for the nine months ended September 30, 1998 was $357,000 as compared to nil for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company had completed its only remaining custom project under contract. Contract costs equaled contract revenue in the first half of 1997 because the expected loss was recorded in 1996.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $418,000, or 20%, for the nine months ended September 30, 1998, to $1,681,000 from $2,099,000 for the nine months ended September 30, 1997. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The decrease in selling, marketing and administration expenses were primarily due to a reduction in headcount and the closing of the San Jose, California facility, in January 1998.

         Research and Development: Research and development expenses for the nine months ended September 30, 1998 decreased by $253,000, or 21%, to $929,000 from $1,182,000 for the nine months ended September 30, 1997. The decrease in research and development expenses were primarily due to staff and outside contract reductions.

         Interest Expenses: Interest expenses for the nine months ended September 30, 1998 increased by $3,000, to $4,000 from $1,000 for the nine months ended September 30, 1997.

         Other Income: Other income for the nine months ended September 30, 1998 decreased by $186,000 to $29,000 from $215,000 for the nine months ended September 30, 1997. This decrease was primarily due to the balance of excess proceeds raised from the Company's Initial Public Offering causing interest earnings to decrease accordingly.

         Provision for Income Taxes: The company recorded no provision for income taxes for the nine months ended September 30, 1998 and the same period ended September 30, 1997, as the Company had taxable losses for which no significant benefit has been realized.

         Net Loss: As a result of the foregoing, net loss for the nine months ended September 30, 1998, decreased by $842,000, or 27%, to $2,224,000 from $3,066,000 for the nine months ended September 30,1997.

Liquidity and Capital Resources

         Since its inception and through September 30, 1998, the Company has incurred cumulative losses aggregating approximately $10,950,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses at least through the end of 1998, principally as a result of expenses associated with the Company's product development efforts and marketing, general, administrative expenses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, and private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

         At September 30, 1998, the Company had cash and equivalents of approximately $151,000, a negative working capital of approximately $51,000 and shareholders' equity of approximately $145,000. At September 30, 1998, the Company had $15,000 of long-term deposits outstanding.

         Net cash used in operating activities for the nine months ended September 30, 1998 and 1997, totaled approximately $2,382,000 and $2,612,000 respectively, and was primarily a result of the Company's net losses during those periods. Net cash used in financing activities for the nine months ended September 30, 1998 and 1997, totaled approximately $81,000 and $142,000, respectively due primarily to the repayment on short term notes payable.

         The Company is now required to raise substantial additional debt or equity financing in order to fund its future operations and growth strategy. The Company is currently evaluating its financing options and seeking additional funding through public or private sales of debt or equity securities. There can be no assurance that the Company will be able to obtain such additional capital either on a timely basis, on favorable terms, or at all.

Year 2000

             The Company has developed a three part contingency plan, which are at various stages of completion, on its internal computer systems to address the implications of Year 2000. Scheduled completion of the plan is September 1999. Additionally, the Company has developed a program to provide information to its customers on Year 2000 compliance status of all its products. The Company has communicated with its application vendors, suppliers, financial institutions and other third parties with whom it is conducting business to address the impact of the Year 2000 and have received compliance agreements from all. The Company has not realized nor does it anticipate any financial impact of making the required changes to its systems and applications to become Year 2000 compliant which will be material to the Company's financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 5. Other Events
The Company had received notification from The Nasdaq Stock Market, Inc. ("Nasdaq"), on May 5, 1998 that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things, companies listed on the Nasdaq SmallCap Market (i) maintain net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000 or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. On October 7, 1998 Nasdaq notified the Company that its stock has been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The effects of delisting include, without limitation, the limited release of market prices of the Company's securities, limited news coverage of the Company, and restriction of investors' interest in the Company, and may adversely materially affect the trading market and prices for the Company's securities, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, if the Company's securities are also deemed penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure would be required in connection with trading in the Company's securities, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits                           Exhibit 27  Financial Data Schedule

   (b)  Reports on Form 8-K
         The Company did not file a report on Form 8-K during the quarter ended September 30, 1998

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THINKING TOOLS, INC.



Date:  November 13, 1998                    By:  /s/ Moshe Zarmi
                                                ------------------------------
                                                 Moshe Zarmi
                                                 President and CEO



                                            By: /s/ Patricia Kessler
                                                ------------------------------
                                                 Patricia Kessler
                                                 Chief Financial Officer