Form 10KSB
period 1998-12-31
THINKING TOOLS INC
filed 1999-09-10
CIK 1021444

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         | |      SECURITIES EXCHANGE ACT OF 1934



For the transition period from _______ to _______

                                 Commission file number      000-21295
                                                       ---------------------

                              THINKING TOOLS, INC.

--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                    77-0436410
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
200 Park Avenue  Ste 3900
New York,  New York                                      10166
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number      (212) 808-7474
                         ------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

|__|

The Registrant's revenues for its most recent fiscal year was $358,300.

As of September 1, 1999, 4,641,758 shares of common stock (the "Common Stock") of the Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the OTC Bulletin Board on September 1, 1999 of $.44 per share, was approximately $962,000.

Transitional Small Business Disclosure Format (Check one):   Yes ___  No  X

                                     PART I
                                     ------

This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in such forward-looking statements. See "Description of Business-Cautionary Statements Regarding Forward-Looking Statements."

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

History

         Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Company"). On August 28, 1996, the Predecessor Company was merged with and into the Company. References herein to the "Company" include the Predecessor Company.

         The Predecessor Company was formed on December 30, 1993, to purchase certain assets of the Business Simulation Division (the "Division") of Maxis, Inc., a leading computer game company and creator of the simulation game SimCityTM. Through the purchase agreement with Maxis, Inc., the Company acquired the Division's equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes. The Company's products included SimRefinery, a refinery simulation product, SimHealth, a health care reform simulation product and TelSim, a local telephone exchange simulation product.

         The Company believes that its agent-based, adaptive simulation software has a broad range of potential business applications, including strategic planning, sales and marketing, training, competitive positioning, product marketing, operational planning and logistics.

         The Company commenced operations in December 1993 to develop and market business simulation software. From its inception until April 1999, the Company was engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, and establishing marketing and manufacturing capabilities and raising capital. The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products.

         In September 1997, the Company introduced Think 2000, the first simulation product which the Company internally funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000, but changes in market conditions for Year 2000 products and the Company's failure to successfully commercialize Think 2000 had a material adverse effect on the Company.

         On November 6, 1998, the Company approved a bridge financing offer from Thinking Technologies, L.P. ("Technologies"), under which Technologies was granted the right to purchase up to 350 units for $1,000 per unit (the "1998 Bridge Financing"). Each unit (a "Bridge Unit") consists of a Secured Convertible Note, in the principal amount of $1,000, payable at 10% interest per annum (each, a "Bridge Note"), and a warrant to purchase 200 shares of common stock of the Company (each, a "Bridge Warrant"). Each Bridge Note is convertible into 5,000 shares of Common Stock. One Bridge Warrant shall be terminated upon each conversion of a Bridge Note. As of April 1, 1999, Technologies had purchased 285 Bridge Units. Technologies shall also be reimbursed with Bridge Units for expenses incurred in obtaining the 1998 Bridge Financing and for seeking a Target Business for the Company. The proceeds of the 1998 Bridge Financing have been used for working capital and general corporate purposes.

         The Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq"), on May 5, 1998 that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things, companies listed on the Nasdaq SmallCap Market maintain (i) net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000 or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. After a hearing before Nasdaq on July 24, 1998, Nasdaq notified the Company on November 7, 1998 that its stock has been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board, but the Company intends to be listed on the Nasdaq Small Cap Market again when it is able to comply with Nasdaq listing requirements.

Recent Developments

         In light of the changes in market conditions and the Company's failure to commercialize Think 2000, on April 23, 1999, the Company announced that it was eliminating substantially all of its operations and terminated all personnel other than those required to perform certain executive and administrative functions. It has since begun to search for candidates with which to enter into transactions. The Company has retained the technology underlying the products it discontinued.

         John Hiles, the Founder and Chief Technology Officer of the Company, separated from the Company as part of the operations elimination process.

         In July 1999, the Company completed a bridge financing in which it sold 150 units (the "Gem Units") consisting of a 10% Unsecured Convertible Note in the principal amount of $1,000 (each, a "Gem Note") and a Warrant to purchase 30 shares of the Company's Common Stock (each, a "Gem Warrant") to Gem Management Limited (the "Gem Financing") for $150,000. Each Gem Note is convertible into 5,000 shares of the Company's Common Stock. Upon conversion of each Gem Note, one Gem Warrant shall be terminated. The proceeds of this financing will be used for working capital and general corporate purposes.

Plan of Business

         The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view, has growth potential and may be involved in the software or technology industry (a "Target Business"). To that end, the Company is currently engaged in negotiations with several candidates. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's remaining a publicly-held corporation.

         Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy without additional financing such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful transaction can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Transaction Suitability Standards

         In its pursuit for a transaction partner, the Company's management intends to consider only transaction candidates which in management's view, have growth potential. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a transaction candidate and to consummate a business transaction. The Company may require payment of fees by such Target Business to fund the investigation of such Target Business. In the event such a Target Business is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the Target Business. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain without additional financing.

Intellectual Property

         The Company does not have any patents and to date has not filed patent applications on its products. The Company believes that certain of its technology may qualify for patent protection but is not pursuing this course at this time. However, the Company also recognizes that patents are often insufficient to protect software. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of trade secret laws, nondisclosure agreements and other protection methods to protect its rights to its products and proprietary rights.

         The Company believes that its products do not infringe the rights of third parties. However, there can be no assurance that third parties may not assert infringement claims against the Company, with such claims resulting in the Company being required to enter into royalty arrangements, pay other damages or defend against litigation, any of which could materially and adversely affect the Company's business.

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

Employees

         The Company currently employs only Moshe Zarmi, its President and Chief Executive Officer. In addition, Fred Knoll, Patricia Kessler and Charles Isaacs provide services to the Company on a consulting basis, for which they may receive equity-related compensation.

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

Limited Operating History; Accumulated Deficit; History of Losses; Uncertain Future Profitability

         The Company commenced operations in December 1993 and has experienced cumulative losses of $12,210,000 as of December 31, 1998. The Company has not experienced any quarter of profitable operations. In September 1997, the Company introduced the prototype for a new product, Think 2000, and made a significant investment in the development and commercialization of Think 2000, a year 2000 contingency planning system. Think 2000 was released commercially in April 1998. Through 1998 the Company did not realize the anticipated revenues from Think 2000 or any other sources. Changes in market conditions and the Company's failure to successfully commercialize Think 2000 has had a material adverse effect on the Company.

         The Company's long-term viability and growth depended upon the successful commercialization and marketing of its proposed products. The Company was unable to develop adequate revenue sources to successfully complete the commercialization and marketing of its proposed products.

Uncertainty as to Ability to Continue as a Going Concern

         The report of the Company's independent accountants contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern. Among the factors cited by the independent accountants as raising doubt as to the Company's ability to continue as a going concern are the Company's need for additional financing and the Company's recurring losses during the development stage, which have resulted in a working capital deficit and net shareholders' deficit. See Report of Independent Accountants.

NASDAQ Delisting; Low Stock Price

         On October 7, 1998, Nasdaq delisted the Company's stock from the Nasdaq Small Cap Market due to the Company's failure to maintain compliance with certain quantitative requirements. The effects of delisting include, without limitation, the limited release of market prices of the Company's securities, limited news coverage of the Company, and restriction of investors' interest in the Company, and may adversely materially affect the trading market and prices for the Company's securities, thereby affecting the Company's ability to issue additional securities or secure additional financing.

         In addition, the Company's securities are penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990. Additional disclosure is required in connection with trading in the Company's securities, including determination of a purchaser's suitability and delivery of a disclosure schedule explaining the nature and risk of the penny stock market. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. Such requirements could severely limit the liquidity of the Company's securities. Although there is no assurance it will become listed again on the Nasdaq Small Cap Market, the Company intends to reapply when it is able to comply with Nasdaq's listing requirements.

Failure to Consummate Certain Transactions

         The Company's ability to continue operations depends entirely upon the ability of management to locate and agree to work with a viable Target Business, either through a merger, joint venture or strategic alliance. The failure to locate such a Target Business may result in further losses by the Company.

Future Capital Needs; No Certainty of Additional Financing

         The Company may need to raise additional funds in the future in order to fund the acquisition of other companies. Any required additional financing may be unavailable on terms favorable to the Company, or at all. If the Company raises additional funds by issuing equity securities, existing shareholders may experience significant dilution of their ownership interests and such securities may have rights senior to those of existing shareholders. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund transactions, develop products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company.

Possible Dilution of Shareholders upon Merger

         Should the Company decide to pursue a stock for stock merger or acquisition, the number of shareholders of the Company could become considerably greater. If this occurs, the Company's existing shareholders' voting power may be substantially diluted.

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

         The Company believes that its success will depend on its ability to find transaction candidates and fund such transactions. There can be no assurance that the Company will be successful in this effort and if successful, that its new products respond to technological changes or evolving industry standards in a timely manner, or at all. Additionally, there can be no assurance that technological changes or evolving industry standards will not render the Company's products and technologies obsolete.

Target Company Instability

         The Company may effect a transaction with a Target Business which may be financially unstable or in its early stages of development or growth. To the extent the Company effects a transaction with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a transaction with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all risks.

Probable Lack of Business Diversification

         As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single transaction. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several transactions or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to consummation of a transaction. The prospects for the Company's success may become dependent upon the development or market acceptance of single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by the Company, there can be no assurance that the Target Business will prove to be commercially viable.

Taxation

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. The Company will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Competition

         The Company expects to encounter intense competition from other entities having business objectives similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting transactions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of any of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a transaction more quickly than the Company. This inherent competitive limitation may compel the Company to select certain less attractive transaction prospects. There can be no assurance that such prospects will permit the Company to satisfy its stated business objectives.

Uncertainty of Competitive Environment of Target Business

         In the event that the Company succeeds in effecting a transaction, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a transaction, the Company will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

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

Dependence on Key Personnel and Board of Directors

         The Company is dependent upon the continued efforts and abilities of its senior management, particularly those of Mr. Moshe Zarmi, the Company's
President  and  Chief  Executive  Officer  and Mr.  Fred  Knoll,  the  Company's
Chairman. The loss or unavailability of Mr. Zarmi or Mr. Knoll for any significant period could have a material adverse effect on the Company's business, financial condition, results of operations and ability to consummate transactions.

Control by Management and Principal Shareholders

         Mr. Fred Knoll, the Company's Chairman of the Board, controls Technologies, the principal stockholder of the Company, which owns 1,955,081 shares of Common Stock, representing approximately 42.1% of the Company's outstanding Common Stock. Mr. Knoll has the ability to control the election of the directors of the Company and the outcome of all issues submitted to a vote of the stockholders of the Company. Additionally, Mr. Knoll controls warrants to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share issued to Technologies (the "Technologies Warrants") in July 1996, warrants issued to Technologies to purchase 156,250 shares of Common Stock (the "1996 Bridge Warrants"), at an exercise price of $3.90 per share, issued by the Company to purchasers of its 10% Senior Secured Promissory Notes (the "1996 Bridge Notes") in connection with a debt financing consummated in August 1996 (the "1996 Bridge Financing") and the 1998 Bridge Notes, which are convertible into up to 1,425,000 shares of Common Stock. In addition, the Company is considering paying Mr. Knoll's salary as a consultant to the Company in options to purchase Common Stock. The liability to Mr. Knoll as of the end of fiscal 1998 for outstanding salary and expenses is approximately $177,000.

Need For Additional Financing

         The Company does not expect that it will be able to continue its operations without additional financing. The Company needs to raise additional debt or equity financing to fund its future operations and growth strategy. The Company anticipated that it would be required to seek additional funding through public or private sales of debt or equity securities. On November 6, 1998, the Board approved the 1998 Bridge Financing with approximate proceeds of $285,000. In July 1999, the Company consummated the GEM Financing with approximate proceeds of $150,000. The Company is currently evaluating its financing options; however, there can be no assurance that additional financing beyond the funds previously described were available when needed on terms acceptable to the Company or at all.

Future Sales of Restricted Securities

         The Company had 4,641,758 shares of Common Stock outstanding as of December 31, 1998. Of these shares, all 1,610,000 shares of Common Stock sold in the Company's initial public offering (the "IPO") are freely transferable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 3,031,758 shares of Common Stock (the "Restricted Shares") outstanding were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" as defined in Rule 144 under the Securities Act. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock prevailing from time to time.

Effect of Previously Issued Options, Warrants and Underwriter's Options on Stock Price

         The Company reserved from the authorized, but unissued, Common Stock, 625,000 shares of Common Stock for issuance to key employees, officers, directors, and consultants and pursuant to stock options granted to such persons; 456,250 shares of Common Stock for issuance upon exercise of the 1996 Bridge Warrants; 468,242 shares of Common Stock for issuance upon exercise of the Technologies Warrants; 750,000 shares of Common Stock for issuance upon conversion of the Gem Notes; and 1,425,000 shares of Common Stock for issuance upon conversion of the 1998 Bridge Notes. In connection with the IPO, the Company also sold to Barington Capital Group, L.P. ("Barington"), for nominal consideration, options to purchase an aggregate of 140,000 shares of Common Stock at a price per share equal to $10.40 (160% of the IPO price per share), subject to adjustment as provided therein (the "Underwriter's Options").

         The existence of the aforementioned outstanding options and warrants may prove to be a hindrance to future financing, since the holders of such warrants and options may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. In addition, the holders of such securities have certain registration rights, and the sale of the shares issuable upon exercise of such securities or the availability of such shares for sale could adversely affect the market price of the Common Stock. Additionally, if the holders of the Underwriter's Options were to exercise their registration rights to effect a distribution of such Underwriter's Options or underlying securities, such underwriter, prior to and during such distribution, would be unable to make a market in the Company's securities and would be required to comply with other limitations  on  trading  set  forth  in  Regulation  M  promulgated  under  the
Securities Exchange Act of 1934, as amended. Such rules restrict the solicitation of purchasers of a security when a person is interested in the distribution of such security and also limit market making activities by an interested person until the completion of the distribution. If such underwriter were required to cease making a market, the market and market price for such securities may be adversely affected and holders of such securities may be unable to sell such securities.

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

Item 2.  DESCRIPTION OF PROPERTY

         The Company's principal offices located at One Lower Ragsdale Drive, 1-250 Monterey, California 93940 were vacated on May 1, 1999. The Company had leased approximately 5,046 square feet of office space at this location pursuant to a lease dated August 19, 1994. Annual lease payments for the year ending December 31, 1998, were $98,000 plus common area charges of approximately $11,000. Lease payments for the year ending December 31, 1999 are expected to be $99,000 including common area charges. This lease expires in September 1999.

         In December 1997, the Company's management decided to restructure and consolidate the Company's facilities in order to reduce operating expenses and concentrate its resources on Think 2000. Accordingly, the Company's office located at 6541 Via Del Oro, San Jose,

California 95119 was closed, and the Company recognized an anticipated loss on lease cost of $24,000. Annual lease payments for the year ended December 31, 1998 for the San Jose facility were $16,500. The Company subleased this space on April 1, 1998. The sublessor is currently paying all lease payments, but the responsibilities of the lease remain with the Company. The lease ends April 30, 2001. There are no estimated annual lease payments for the year ended December 31, 1999.

Item 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Annual Meeting of Stockholders was held during 1998.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSIM." The Common Stock traded on the Nasdaq SmallCap Market from October 25, 1996 until October 7, 1998.

         The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board for the period commencing January 1, 1997, and ending on December 31, 1998.


Period                               High                Low
------                               ----                ---

Fiscal 1998
   First Quarter                     6 3/8             2 1/2
   Second Quarter                    4 1/2             1 5/16
   Third Quarter                     3 9/16              7/16
   Fourth Quarter                      1/2               3/32
Fiscal 1997
   First Quarter                    10 1/2             8 1/4
   Second Quarter                   10 3/8             8 3/4
   Third Quarter                    13 1/8             8 1/2
   Fourth Quarter                   19                 3 1/2

         The number of holders of record for the Company's Common Stock as of December 31, 1998, was approximately ten. This number excludes individual stockholders holding stock under nominee security position listings.

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

         In August 1996, the Company, through Barington, acting as placement agent, issued and sold 18.25 units of its securities (the "Barrington Units"), each Barrington Unit consisting of one $100,000 principal amount 10% senior notes and warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.90 per share (60% of the IPO price per share), at $100,000 per Barrington Unit solely to accredited investors. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to
Section  4(2) of the  Securities  Act and/or  Rule 506  promulgated  thereunder.
Barington received, for its services, a placement fee of 10% of the gross proceeds from the sale of the Barrington Units, warrants to purchase 45,625 shares of Common Stock at $3.90 per share (which were canceled in connection with the IPO) and reimbursement of certain expenses.

         In September 1994, pursuant to a stock purchase and loan agreement, dated September 28, 1994, by and between Technologies and the Company, which proceeds were used in connection with the purchase of the Division from Maxis, Inc. (the "Technologies Agreement"). Technologies purchased 61.11 % of the Company's authorized and issued Common Stock for the purchase price of $100,000, and loaned to the Company $1,200,000. In August 1996, such loan, including accrued interest thereon, was converted to 263,158 shares of Common Stock. In July 1996, Technologies made additional loans to the Company in an aggregate principal amount of $502,000 and received the Technologies Warrants to purchase 468,242 shares of Commons Stock at an exercise price of $1.07 per share. In August 1996, upon the repayment by the Company of such loan, including accrued interest thereon, Technologies purchased 6.25 units in the Bridge Financing. The Company believed that each such transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or rule 506 promulgated thereunder.

         Under the Company's 1996 Stock Option Plan and 1997 Option Plan (together, the "Plan"), options to purchase up to 976,000 shares of Common Stock may be granted to officers, directors, employees or consultants. As of August 1998, the Company had granted 639,500 of these shares. The Company believes that the issuance of these options was exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act and Rule 701 promulgated thereunder. Options to purchase 114,500 shares granted pursuant to the Plan were terminated as of April 1999 and are no longer outstanding. Options to purchase 425,000 shares of Common Stock remain outstanding under the Plan.

         In December 1998, the Company consummated the 1998 Bridge Financing. See Item 1 - History.

         In July 1999, the Company consummated the Gem Financing. See Item 1 - Recent Developments.

         The Company is considering compensating Mr. Fred Knoll, Chairman of the Board of Directors, salary due to him for consulting services in options to purchase Common Stock. The number of options to be granted has not yet been determined, but the amounts outstanding as of December 31, 1998 are $177,000.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10- KSB.

Overview

         The Company commenced operations in December 1993 to develop and market business simulation software. Until April 1999, the Company was engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, establishing marketing and manufacturing capabilities and raising capital.

         The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe that it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at December 31, 1998, did not have, any firm order backlog. During 1998 the Company sought to continue its previously announced strategy to change its focus from custom projects to self-funded development of simulations for broader markets. As part of this strategy, the Company sought to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this transition period, revenues were not expected to be material, as the Company was focusing on developing new product sales channels.

         As of December 31, 1998, the Company had experienced cumulative losses of $12,210,000 and has not experienced any quarter of profitable operations. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

         During 1998, the Company focused primarily on the commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 was the first simulation product the Company internally funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000. A change in market conditions and the failure of the Company to successfully commercialize Think 2000 has had a material adverse effect on the Company's business, operating results and financial condition.

         In light of the changes in market conditions, and the Company's failure to commercialize Think 2000, on April 23, 1999, the Company announced that it was eliminating substantially all of its operations and terminated all personnel other than those required to perform certain executive and administrative functions. It has since begun to search for candidates with which to enter into transactions. The Company has retained the technology underlying the products it discontinued.

         Comparison of years ended December 31, 1998 and 1997

         Revenues. Revenues for the year ended December 31, 1998 increased by $221,300 or 161% to $358,300 from $137,000 for the year ended December 31, 1997.
During the first 10 months of 1997, the Company's revenues were derived primarily from a relatively small number of contracts. During November and December of 1997, and during 1998, the Company's revenues were primarily sales of the Company's software products.

         Gross Margin. Gross margin for the year ended December 31, 1998 was 100% of revenues as compared with 5% of revenues for the year ended December 31, 1997. Gross margin for 1997 included contract costs approximating contract revenues. Gross margin for 1998 did not include any contract revenues and related contract costs. All costs of software products during 1998 were absorbed directly to operating expense.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $947,000, or 30%, for the year ended December 31, 1998, to $2,215,000, from $3,162,000, for the year ended December 31, 1997. Selling, general and administrative expenses consisted primarily of wages and benefits, legal, accounting, and consulting expenses, insurance and rents. The decrease in selling, general and administrative and sales expenses was due mainly to the Company reducing certain costs as part of the restructuring plan launched in

January, 1998. This plan included closing the San Jose facility. A sub lease was entered into with an unrelated party in March, 1998.

         Research and Development. Research and development expenses for the year ended December 31, 1998 decreased by $235,000, or 14%, to $1,427,100 from $1,662,000 for the year ended December 31, 1997. Research and development costs consisted primarily of wages and benefits. The decrease in research and development was primarily due to the shifting of development efforts from software development contracts to internal development of new software products and further reducing certain costs as part of the restructuring plan launched in January, 1998.

         Interest Income. Interest income for the year ended December 31, 1998 decreased by $198,000 or 80%, from $246,000, to $48,000 from the year ended December 31, 1997 to December 31, 1998. The interest earned decreased primarily due to the 1998 reduced balance of proceeds raised from the IPO.

         Interest Expense. Interest expense for the year ended December 31, 1998 decreased by $8,800, or 98%, to $200, from $9,000 for the year ended December 31, 1997. The decrease was due to the repayment of the small debt balance held at the fiscal year ended 1997.

         Other Expenses, net. Other expenses for the year ended December 31, 1998 was $248,000. There were no other expenses for the year ended December 31, 1997. Expenses were primarily as follows: $18,550 due to losses on sales of certain fixed assets; $31,500 resulting from revaluation of assets (impairment) remaining on records after subsequent event; sale of assets on April 29, 1999; and $198,375 recorded as deferred earnings for 1997 for stock options requirements resulting from option grants offered to employees.

         Net Loss. As a result of the foregoing, net loss for the year ended December 31, 1998 decreased by $1,078,000, or 24%, to $3,484,000 from $4,562,000 for the year ended December 31, 1997.

Liquidity and Capital Resources

         Since its inception and through December 31, 1998, the Company has incurred cumulative losses aggregating approximately $12,210,000, and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with the Company's efforts to fund transactions. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from stockholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

         At December 31, 1998, the Company had cash and cash equivalents of approximately $2,000, a negative working capital of approximately $975,000 and a negative stockholder's equity of approximately $917,000. At December 31, 1998, the Company had long-term liabilities of approximately $10,000 outstanding.

         The  Company's  operating   activities  used  cash  of  $2,585,000  and
$3,884,000 in 1998 and 1997, respectively. The funds were used for the Company's product development and to fulfill general operating expenses.

         The Company's financing activities used cash of $3,000 for the fiscal year ending December 31,1998, and used cash of $167,000 for the fiscal year ending December 31, 1997. The decrease in the cash balance for the fiscal year ended December 31, 1998 is primarily due to the operating losses incurred through 1998.

Impact of Year 2000 Issue

         An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. Currently, the Company has no active operations and will not have active operations until and unless it enters into a transaction with a Target Business. As part of its consideration of the merits of entering into a transaction with a Target Business, the Company will consider the effects of the Year 2000 problem on such Target Business and the actions taken by such Target Business to be ready for Year 2000. In assessing the level of readiness of any Target Business, the Company considers the following to be the most important factors: (i) the level of compliance of such Target Business' central computer systems; (ii) the level of compliance of the software used in such Target Business' ongoing operations; and (iii) the level of readiness of such Target Business' largest vendors.

         There can be no assurances that either a Target Business or any customers and suppliers of such Target Business, will be Year 2000 compliant. In the event that any Target Business or any of such Target Business' customers or suppliers do not install Year 2000 compliant systems, following such transaction the Company may need additional clerical staff to perform certain tasks, such as order entry and cash posting, and to provide the information currently provided to customers electronically. There can be no assurance that the Company will not have to bear additional costs and expenses in the future related to the Year 2000 problem.

Significant Financial and Business Developments

         On February 12, 1998, Thinking Tools, Inc. announced the appointment of Moshe Zarmi as President and Chief Executive Officer. Mr. Zarmi replaced Phillip
F. Whalen, Jr. who resigned to pursue other interests.

         On December 19, 1997, due to slower than anticipated sales of the Company's new product, management decided to restructure the Company's operations by closing its San Jose office and temporarily reducing its work force. As a result of the restructuring, the Company recorded a charge of $149,000 (this includes $24,000 lease costs, $60,000 wages and compensation pay and the balance to the other costs as they relate to closing the San Jose Office) for the year ended December 31, 1997. During the fiscal year 1998, the Company recognized that the estimates of reorganization were higher than actual and recorded an estimated $24,900 credit to the 1998 general and administrative expense area.

         In August 1996, Technologies converted $1,200,000 aggregate principal amount of outstanding indebtedness, plus an aggregate of approximately, $120,000 of accrued interest, into an aggregate of 263,158 shares of Common Stock. On August 28, 1996, the Company closed the 1996 Bridge Financing, which provided gross proceeds of $1,825,000 to the Company from the issuance of promissory notes and warrants to purchase 456,250 shares of common stock. The Company repaid $502,000 principal amount plus $123,000 of accrued interest related to loans from Technologies from a portion of such proceeds. Technologies purchased $625,000 aggregate principal amount of promissory notes pursuant to the 1996 Bridge Financing.

         On October 30, 1996, the Company received net proceeds of $7,860,347 (net of underwriting discounts, commissions and expenses of $1,239,663) from the issuance of 1,400,000 shares of Common Stock at $6.50 per share, pursuant to the IPO. On November 20, 1996, the Company received additional net proceeds of approximately $1,187,550 net of underwriting discounts, commissions, and expenses of $177,450 from the issuance of 210,000 shares of Common Stock, pursuant to the exercise in full of the underwriter's over-allotment option granted as part of the IPO. Approximately, $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness and accrued interest under the promissory notes issued in the 1996 Bridge Financing. The remainder of the net proceeds of the IPO were used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes.

         In December 1998, the Company entered into the 1998 Bridge Financing. See Item 1--History. From December 10, 1998 through March 15, 1999, Technologies loaned the Company a total of approximately $285,000, evidenced by the 1998 Bridge Notes.

         In April 1999, the Company announced that it was eliminating substantially all of its operations and closed the Monterey facility and terminated all personnel other than those needed to perform certain executive and administrative functions. The Company is searching for candidates with which to enter into transactions. The Company has retained the technology underlying the products it discontinued.

         In July 1999, the Company consummated the Gem Financing. See Item 1 - Recent Developments.


Item 7.  FINANCIAL STATEMENTS

         The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company filed a Form 8-K with the Securities and Exchange Commission with a Report Date of July 23, 1998, in connection with the resignation of Deloitte & Touche LLP ("Deloitte") as the Company's independent accountants, effective as of the close of business July 16, 1999. Deloitte's report on the Company's financial statements during the past two years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. Deloitte had not issued a report on the Company's financial statements for the year ended December 31, 1998. For the year ended December 31, 1997, Deloitte's report on the Company's financial statements was unqualified and included an explanatory paragraph concerning certain factors which raise substantial doubt about the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period through the date of Deloitte's resignation, there had been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the two most recent fiscal years and through July 16, 1999, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

         A Form 8-K was filed on August 17, 1999 in connection with the engagement of Druker, Rahl & Fein as the Company's independent accountants.


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers, directors and key employees of the Company as of September 1, 1999 are as follows:

Name                     Age     Position
----                     ---     --------
Mr. Fred Knoll            44      Chairman of the Board, Director
Mr. Moshe Zarmi           61      President, Chief Executive Officer, Director
Mr. John Hiles            51      Director
Mr. Marc Cooper           37      Director
Ms. Esther Dyson          48      Director
Mr. Frederick Gluck       64      Director
Dr. Ted Prince            52      Director
Mr. Fran Saldutti         51      Director
Mr. Mort Meyerson         61      Advisory Committee Member

         Fred Knoll has been Chairman of the Board and a member of the board of directors since September 1994. From 1987 to the present, Mr. Knoll has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buy-outs and venture capital for Murray Johnstone, Ltd. of Glasgow, Scotland. From 1983 to 1985, Mr. Knoll served as manager of venture investments for Robert Fleming, Inc., a U.K. merchant bank in New York and was responsible for managing a venture capital fund as well as managing a team whose responsibility was to identify public investment opportunities. Mr. Knoll also held investment positions with the Capital Group (Capital Research/Capital Guardian) from 1982 to 1983 and General American Investors. During the 1970's, Mr. Knoll worked in sales and marketing management for Data General and Wang Laboratories, Inc. Mr. Knoll is a director of numerous companies, including Arthur Treachers, Inc., a company in the fast service seafood restaurant business and ISurfTV Corporation, an internet company, and is a principal of Valor International Management, L.P., a private investment limited partnership. Mr. Knoll holds a B.S. in Computer Science from M.I.T. and an M.B.A. from Columbia University in Finance and International Business.

         Moshe Zarmi has been President, Chief Executive Officer, and a director of Thinking Tools, Inc. since February 12, 1998. From July 1997 to December 1997, Mr. Zarmi was a consultant to the Company. Mr. Zarmi has 30 years experience, primarily in high technology industries. February 1993 to January 1997, Mr. Zarmi was CEO of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries (IAI), where he held various positions in finance and administration, as well as head of US marketing and sales. Mr. Zarmi also served as President of ATG, the Canadian subsidiary of IAI. Additionally, Mr. Zarmi headed his own company which specialized in technology transfer and worked mainly with Israeli high technology companies doing business in the United States. Mr. Zarmi attended Tel Aviv University and holds a MBA from Columbia University.

         John Hiles, the Founder of the Company, has been a member of its board of directors, since its inception. Mr. Hiles served as the Company's President from its inception until November 30, 1996 (except during the period from March to August 1996) and its Secretary and Chief Technology Officer until his separation from the Company on April 15, 1999. Mr.

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

         Marc S. Cooper has been a member of the board of directors since January 1997. Mr. Cooper has been a Managing Director of Peter J. Solomon Company since June 1999. Prior to that, he served as Vice Chairman of Barington Capital Group, L.P. from January 1998 to June 1999 and as the Executive Vice President - Director of Investment Banking and Research for Barington Capital Group, L.P. from March 1992 until January 1998. From April 1989 to March 1992, Mr. Cooper was a partner of Scharf Brothers, a private merchant bank involved in acquisitions of domestic and international industrial and technology companies. From April 1987 to April 1989, Mr. Cooper was a Vice President in the corporate finance department of Kidder Peabody & Co., Inc., where he was involved in structuring and negotiating a wide variety of merchant banking and merger and acquisition transactions. From 1982 to 1987, Mr. Cooper was an associate in investment banking at Dean Witter Reynolds, Inc. Mr. Cooper received an M.B.A. from the New York University Graduate School of Business Administration, and a B.S. in Management and Economics from New York University.

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

         Frederick W. Gluck has been a member of the board of directors since October 1994. He is currently serving as a consultant to McKinsey & Company, Inc. Mr. Gluck served as vice-chairman and a director of Bechtel Group, Inc. and as a member of the Board of Directors of Bechtel Enterprises, Inc. from 1995 to 1998. He also served as a member of both companies' executive committees. Prior to joining Bechtel, Mr. Gluck spent more than 25 years with

McKinsey & Company, and was ultimately the managing director of the Company. Mr. Gluck serves on the Harvard Business School board of directors of the Associates, the Management Education Council of the Wharton School, the U.S./ Hong Kong Economic Cooperation Committee, the Council on Foreign Relations and the Board of the International Executive Service Corps. Mr. Gluck is also a member of the Board of Directors of several public and private companies including ACT Networks, Inc.

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

         Mort Meyerson, the Chairman of the Advisory Committee, is Chairman and CEO of 2M Companies, Inc., a private investment firm. Mr. Meyerson was Chairman of Perot Systems from 1992 to 1998. From 1979 to 1986 he was President and Chief Executive Officer of EDS Information Systems. Mr. Meyerson has had extensive experience in the software industry, in running large technology companies and in investing in, growing and capitalizing emerging technology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Shares and other equity securities of the Company. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1998, Section 16(a) reports have not been filed by Gem Management Limited in connection with the Gem Financing or by Technologies or Mr. Knoll in connection with the 1998 Bridge Financing. In addition, Mr. Zarmi has not filed a Form 3 for the grant of Options to purchase Common Stock he received in 1998 and neither Mr. Hiles nor Gem Management Limited have filed Form 4s in connection with the sale of 500,377 shares of Common Stock from Mr. Hiles to Gem Management Limited in June 1999. Mr. Hiles has also not filed Form 4s in connection with his sale of the Company's securities during September through November of 1998. Each of Gem Management Limited, Mr. Knoll, Mr. Zarmi and Mr. Hiles intend to file such statements shortly after the filing of this Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid for the fiscal years ended December 31, 1998, and December 31, 1997 to those persons who were, at December 31, 1998, (i) the chief executive officer and (ii) the one other most highly compensated executive officer of the Company, who was the only other executive officer of the Company who received over $100,000 in compensation in the form of salary and bonus (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE




                                                                         Long Term
                                         Annual Compensation            Compensation
                                                                           Awards
                                                                         Securities
Name and                                                 Other Annual    Underlying
Principal                                                Compensation     Options/      All Other
Position                Year    Salary ($)   Bonus ($)       ($)             SARs      Compensation


Moshe Zarmi CEO(1)      1998    $157,500      -----          -----         420,000        -----
                        1997       (1)        -----          -----          -----         -----

John Hiles(2)           1998    $144,000      -----          -----          -----         -----
Founder, Chief          1997    $158,758      -----          -----          -----         -----
Technology Officer

--------
(1) Mr. Zarmi joined the Company on December 15, 1997. Mr. Zarmi's options continue in effect as long as he is affiliated with the Company per the Option agreement.

(2) Mr. Hiles was President of the Company until November 30, 1996. Mr. Hiles separated from the Company as an officer effective April 15, 1999. He remains a Director of the Company.


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

Compensation Committee

         The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company and to administer the Company's Plan. Messrs. Prince and Saldutti, who are disinterested directors, comprise the Compensation Committee. There were no stock option grants during the 1998 year.

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

         Salary. Base salary levels reflect individual positions, responsibilities, experience, leadership, and potential contribution to the success of the Company. Actual salaries vary based on the Compensation Committee's subjective assessment of the individual executive's performance and the Company's performance. Four officers of the Company did take 10% salary cuts during the 1998 year to be repaid when finances would allow. The 10% reduction has not been repaid.

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

Bonuses for the Company's officers were accrued during the 1998 year and have not been distributed.

         Stock Options. Stock options are currently the Company's sole long term compensation vehicle. The stock options are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

         As a result of the closing of the Company's offices during April, 1999 all employees that left the Company forfeited their rights to the Stock Options.

         The Directors at the Company do not receive any cash compensation for their participation on the board. During 1998, there were no options granted to directors except for those granted to Moshe Zarmi in his capacity as President and CEO. The Company may grant additional options to its independent directors in 1999.

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

         In 1993, the Internal Revenue Code was amended to limit the deductibility of certain compensation expenses in excess of $1 million. These changes in the tax laws will apply to the compensation paid to executive officers of the Company in fiscal year ending December 31, 1998. The Compensation Committee believes that the compensation paid by the Company in fiscal year ending December 31, 1998, will not result in any material loss of tax deductions for the Company. The Compensation Committee will continue to monitor the tax regulations as they are finalized to determine whether any policy changes are appropriate.

Arrangements with Directors and Executive Officers

         Until 1999, Mr. Zarmi was paid an annual base salary of $175,000 plus a discretionary bonus determined by the Compensation Committee of the Board of Directors. Mr. Zarmi took a 10% pay reduction during 1998. Additionally, in connection with his employment by the Company, Mr. Zarmi received (i) an option under the 1996 Plan to purchase 230,000 shares of

Common Stock at $2.50 per share, such option vesting in equal annual installments over three years commencing March 2, 1998 provided that Mr. Zarmi remains an employee of the Company; (ii) an option under the 1997 Plan to purchase 190,000 shares of Common Stock at $4.50 per share, such options vesting at such time the market price of the Common Stock is $20.00 per share or higher for 20 consecutive trading days, and provided that Mr. Zarmi remains an employee of the Company. The vesting of all options granted to Mr. Zarmi is subject to acceleration under certain circumstances. Mr. Zarmi has received no salary in 1999. In lieu thereof, the Board of Directors is considering repricing the options previously granted to Mr. Zarmi.

         Fred Knoll, the Chairman of the Board of the Company, has provided, and continues to provide certain executive and related consulting services to the Company as requested by the Company, including, serving as Chairman of the Board, consulting on various aspects of the Company's business and negotiating certain contractual and employment arrangements. Since October 1, 1997, Mr. Knoll has been compensated for such services at the rate of $150,000 per annum. Payment of Mr. Knoll's compensation will be deferred until the Board of Directors determines to make payments in respect thereof. The Company is currently considering paying Mr. Knoll in options to purchase Common Stock. Mr. Knoll is also entitled to reimbursement of any expenses he incurs in connection with providing services to the Company. Mr. Knoll, through certain affiliates, controls Technologies.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 1, 1999, certain information known to the Company with respect to the beneficial ownership of the Company's voting securities by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.



     Name and Address           Amount and Nature of
   of Beneficial Owner          Beneficial Ownership    Percentage of Class(1)
   -------------------          --------------------    ---------------------
Thinking Technologies, L.P.(2)       4,004,573(12)               59.8%

Mr. Fred Knoll(3)                    4,004,573(13)               59.8%

Mr. Marc Cooper(4)                           0                      0

Ms. Esther Dyson(5)                     25,000(14)                  *

     Name and Address           Amount and Nature of
   of Beneficial Owner          Beneficial Ownership    Percentage of Class(1)
   -------------------          --------------------    ----------------------

Mr. Frederick Gluck(6)               25,000(14)                     *

Dr. Ted Prince(7)                    25,000(14)                     *

Mr. Fran Saldutti(8)                 25,000(14)                     *

Mr. Moshe Zarmi(9)                  105,000(15)                    2.2%

John Hiles(10)                            0                         .0

Gem Management Limited(11)        1,250,377(16)                   23.2%

All directors and
Executive officers as a group
(9 persons)                       5,281,250                       61.0%

-------
*  Less than one percent.

(1) Percentage of ownership is based on 4,641,758 shares of Common Stock outstanding. For each beneficial owner, shares of Common Stock subject to convertible securities exercisable within 60 days of the date of this Form 10-KSB are deemed outstanding for computing the percentage of such beneficial owner.

(2) The address of Thinking Technologies, L.P. is 200 Park Avenue, Suite 3900, New York, New York 10166.

(3) The address of Mr. Knoll is c/o Knoll Capital Management, 200 Park Avenue, Suite 3900, New York, New York 10166.

(4) The address of Mr. Cooper is c/o Peter J. Solomon Company, 767 Fifth Avenue, New York, NY 10153.

(5) The address of Ms. Dyson is c/o EDventure Holdings, Inc., 104 Fifth Avenue, 20th Floor, New York, New York 10011-6987.

(6) The address of Mr. Gluck is c/o McKinsey & Co., 400 South Hope Street, Los Angeles, California 90071.

(7) The address of Dr. Prince is c/o Perth Ventures, 10 West 74th Street, #2F, New York, New York 10023.

(8) The address of Mr. Saldutti is c/o Ardent Research Partners, 153 East 53rd Street, Suite 4800, New York, New York 10022.

(9)      The address of Mr. Zarmi is 215 Frankel Blvd. Merrick, NY 11566

(10)     The address of Mr. Hiles is 22 Deer Stalker Path, Monterey, CA 93940.

(11) The address of Gem Management Limited is P.O. Box 860, 11 Bath Street, St. Hellar, Jersey, JE4 0YZ.

(12) Includes 468,242 shares of Common Stock issuable upon the exercise of the Technologies Warrants, 156,250 shares of Common Stock issuable upon exercise of the 1996 Bridge Warrants and 1,425,000 shares of Common Stock issuable upon the conversion of the 1998 Bridge Notes.

(13) Includes 468,242 shares of Common Stock issuable upon the exercise of the Technologies Warrants, 156,250 shares of Common Stock issuable upon exercise of the 1996 Bridge Warrants and 1,425,000 shares of Common Stock issuable upon the conversion of the 1998 Bridge Notes.

(14) Includes an aggregate of 25,000 shares of Common Stock issuable to each non-affiliated director of the Company upon the exercise of outstanding options.

(15) Includes 105,000 shares of Common Stock issuable to Mr. Zarmi upon the exercise of outstanding options.

(16) Includes 750,000 shares of Common Stock issuable to Gem Management Limited upon the conversion of the Gem Notes.


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

         Pursuant to the Technologies Agreement, Technologies purchased 61.11% of the Company's authorized and issued Common Stock, for the purchase price of $100,000 and loaned to the Company $1,200,000 (the "Loan"). The Loan was evidenced by a promissory note (the "Technologies Note") due and payable on September 27, 1999. The Technologies Note provides for the semi-annual payment of interest at ten percent (10%) per annum beginning when and if the Company realized $2,000,000 in gross income during any fiscal year. In connection with the Technologies Agreement, Mr. Hiles executed an irrevocable proxy authorizing Knoll Capital Management, L.P. to vote his shares of Common Stock, which proxy was effective until the Company (i) was acquired through a merger or acquisition; or (ii) effects an initial public IPO in the aggregate amount of $2,500,000. On and before July 29, 1996, Technologies made additional loans to the Company in an aggregate principal amount of $502,000, with interest at a rate of 10% per annum, which loans were due and payable on December 31, 1996 (the "Additional Loan"), but were repaid in connection with the 1996 Bridge Financing. In connection with the Additional Loan, Technologies received warrants to purchase 468,242 shares of Company Common Stock at an exercise price of $1.07 per share. The loan was paid in full on December 31, 1996.

         Pursuant to the Technologies Agreement, as long as Technologies owned 20% of the Company's Common Stock, the Company could not take certain actions without the approval of the Company's board of directors. Technologies entered into a Consent, Waiver and Amendment dated as of August 28, 1996, as amended (the "Consent & Waiver"), with the Company in connection with the 1996 Bridge Financing pursuant to which such covenants terminated upon consummation of the IPO.

         In addition, in connection with the 1996 Bridge Financing, pursuant to the Consent and Waiver, the following transactions were consummated:

         The Predecessor Company was merged with and into the Company, its wholly-owned subsidiary. Pursuant to the merger, each share of common stock of the Predecessor Company outstanding prior to the merger was exchanged for .7462 shares of Common Stock.

         Pursuant to a plan of recapitalization adopted by the Company's board of directors, Technologies converted $1,200,000 aggregate principal amount of outstanding indebtedness and $120,310 of accrued interest into an aggregate of 263,158 shares of Common Stock issued to Technologies.

         Technologies purchased $625,000 aggregate principal amount of bridge notes in the 1996 Bridge Financing immediately following repayment by the Company of $502,000 aggregate principal amount of outstanding indebtedness and $123,000 of accrued interest due to Technologies from the proceeds of the 1996 Bridge Financing.

         On November 6, 1998, the Company entered into the 1998 Bridge Financing. See Item 1 - History.

         The Company intends to issue additional options to purchase shares of Common Stock to its independent directors during 1999.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     Exhibit
       No.        Description
     ------       -----------

      3.1          Certificate of Incorporation of Thinking Tools, Inc.(1)
      3.2          By-Laws of Thinking Tools, Inc.(1)
      4.1          Form of Underwriter's Option Agreement(1)
      4.2          1996 Stock Option Plan(1)

     Exhibit
       No.        Description
     ------       -----------

      4.3          Form of Stock Certificate(2)
      4.4          Form of Private Placement Investors' Warrant(1)
      4.5          Technologies Warrant(2)
      4.6          Form of Private Placement Note(1)
      4.7          Form of Lock-up Agreement(2)
      4.8          1997 Stock Option Plan(3)
     10.1          Form of Consulting Agreement(1)
     10.2          Technologies Agreement between the Company and
                   Technologies dated September 26, 1994(2)
     10.3 Consent, Waiver and Amendment between the Company and Technologies dated August 31, 1996(2)
     10.4          Lease between the Company and KI Monterey Research, Inc.
                   dated August 19, 1994, as amended(2)
     16.1          Letter on change in  certifying accountant(4)
     16.2          Letter on change in certifying accountant.(5)
     16.3          Letter on change in certifying accountant.(6)
     27.1          Financial Data Schedule


----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission (the "Commission") on September 3, 1996 (the "Registration Statement").
(2) Incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the Commission on October 11, 1996.
(3) Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated November 13, 1997.
(4) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 7, 1997, and Amendment No. 1 thereto on Form 8-K/4, as filed with the Commission on March 14, 1997.
(5) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on July 23, 1999, and Amendment No. 1 thereto on Form 8-K/A, as filed with the Commission on July 30, 1999.
(6) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on August 17, 1999.


(b)  Reports on Form 8-K
     -------------------

         The Company did not file any Reports on Form 8-K during the fourth quarter of Fiscal 1998. The Company did file four Reports on Form 8-K subsequent to the fourth quarter of Fiscal 1998 and prior to completion of this Form 10-KSB.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 10, 1999
                                    THINKING TOOLS, INC.

                                    By:  /s/ Moshe Zarmi
                                         ---------------
                                         Moshe Zarmi
                                         President and Chief Executive Officer,
                                         Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company in the capacities and on the dates indicated.

Dated: September 10, 1999                /s/ Moshe Zarmi
                                         ---------------
                                         President and Chief Executive Officer,
                                         Director
                                         (Principal Executive Officer)


Dated: September 10, 1999                /s/ Marc Cooper
                                         ---------------
                                         Marc Cooper, Director


Dated: September 10, 1999                /s/ Esther Dyson
                                         ----------------
                                         Esther Dyson, Director


Dated: September 10, 1999                /s/ Frederick Gluck
                                         -------------------
                                         Frederick Gluck, Director


Dated: September 10, 1999                /s/ John Hiles
                                         --------------
                                         John Hiles, Director


Dated: September 10, 1999               /s/ Fred Knoll
                                        --------------
                                        Fred Knoll, Director


Dated: September 10, 1999               /s/ Ted Prince
                                        --------------
                                        Dr. Ted Prince, Director


Dated: September 10, 1999              /s/ Fran Saldutti
                                       -----------------
                                       Fran Saldutti, Director

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                   Page
                                                                  Number
                                                                  ------

INDEPENDENT AUDITORS' REPORTS......................................F-2-3

FINANCIAL STATEMENTS

         Balance Sheets..............................................F-4

         Statements of Operations....................................F-5

         Statements of Shareholders' Equity (Deficiency).............F-6

         Statements of Cash Flows....................................F-7

         Notes to Financial Statements............................F-8-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheet of Thinking Tools, Inc. as of December 31, 1998, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Thinking Tools, Inc. for the year ended December 31, 1997 were audited by other auditors whose report, dated February 2, 1998, on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

DRUKER, RAHL & FEIN



Princeton, New Jersey
August 6, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheet of Thinking Tools, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP



San Jose, California
February 2, 1998


                              THINKING TOOLS, INC.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
-------------------------------------------------------------------------------------------
(In thousands, except share and per share amounts)

ASSETS                                                               1998           1997
                                                                  ---------      ----------
CURRENT  ASSETS:
  Cash and equivalents                                            $       2       $   2,597
  Accounts receivable                                                    53               7
  Prepaid expenses and other current assets                               -             131
                                                                  ---------       ---------

           Total current assets                                          55           2,735

PROPERTY  AND  EQUIPMENT,  Net                                           56             265

OTHER  ASSETS                                                            12              29
                                                                  ---------       ---------
TOTAL ASSETS                                                      $     123       $   3,029
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES:
  Accounts payable                                                $     282       $     200
  Accrued expenses                                                      638             359
  Notes payable                                                          85              88
  Deferred revenues                                                      22               -
  Current portion of capital lease obligations                            3              13
                                                                  ---------       ---------
           Total current liabilities                                  1,030             660


LONG TERM DEPOSITS                                                       10               -
                                                                  ---------       ---------
           Total liabilities                                          1,040             660
                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY (DEFICIENCY)
  Preferred stock, $.001 par value: 3,000,000 shares authorized;
    no shares issued and outstanding                                      -               -
  Common stock, $.001 par value: 20,000,000 shares authorized;
    4,641,758 shares issued and outstanding                               5               5
  Additional paid-in capital                                         11,288          11,288
  Deferred stock compensation                                             -           (198)
  Accumulated deficit                                               (12,210)         (8,726)
                                                                  ---------       ---------

           Total shareholders' equity (deficiency)                     (917)          2,369
                                                                  ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)           $     123       $   3,029
                                                                  =========       =========

                       See notes to financial statements.


                                THINKING TOOLS, INC.

                              STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1998 AND 1997

(In thousands, except per share amounts)
------------------------------------------------------------------------------

                                                        1998           1997
                                                    ----------      ----------


REVENUES
  Product                                           $     358       $       21
  Contract                                                  -              116
                                                    ----------      ----------
           Total revenues                                 358              137

COST  OF  REVENUES                                          -              130
                                                    ----------      ----------
           Gross profit                                   358                7
                                                    ----------      ----------

OPERATING  EXPENSES
  Selling, general and administrative                   2,215            3,162
  Research and development                              1,427            1,662
                                                    ----------      ----------
           Total operating expenses                     3,642            4,824
                                                    ----------      ----------

LOSS  FROM  OPERATIONS                                 (3,284)          (4,817)
                                                    ----------      ----------

OTHER  INCOME  (EXPENSE)
  Interest income                                          48              264
  Other expense                                          (248)              (9)
                                                    ----------      ----------

           Total other income (expense)                  (200)             255
                                                    ----------      ----------

NET  LOSS                                           $  (3,484)      $   (4,562)
                                                    =========       ==========

BASIC AND DILUTED NET LOSS PER SHARE                $   (0.72)      $    (0.98)
                                                    =========       ==========

SHARES USED IN CALCULATION OF NET LOSS PER SHARE        4,642            4,642
                                                    =========       ==========

                         See notes to financial statements.

                              THINKING TOOLS, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


(In thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                          Total
                                                         Common Stock        Additional    Deferred                    Shareholders'
                                                    ---------------------     Paid-in       Stock      Accumulated        Equity
                                                       Shares     Amount      Capital    Compensation    Deficit       (Deficiency)
                                                    -----------   ------    ----------  -------------  -----------    -------------

BALANCES, January 1, 1997                             4,461,758   $    5     $ 11,288   $       (302)  $   (4,164)     $    6,827

Amortization of deferred stock compensation                   -        -            -            104            -             104
Net loss                                                      -        -            -              -       (4,562)         (4,562)
                                                    -----------    ------    --------   -------------  -----------     -----------

BALANCES, December 31, 1997                           4,641,758        5       11,288           (198)      (8,726)           2,369

Amortization of deferred stock compensation                   -        -            -            198            -              198
Net loss                                                      -        -            -              -       (3,484)          (3,484)
                                                    -----------    ------    --------    ------------  -----------   --------------
BALANCES, December 31, 1998                           4,641,758    $    5    $ 11,288    $         -   $  (12,210)   $        (917)
                                                    ===========    ======    ========    ============  ===========   ==============


                       See notes to financial statements.

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (In thousands)

-------------------------------------------------------------------------------------------

                                                                    1998            1997
                                                                ----------       ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                                      $  (3,484)       $  (4,562)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                      80              57
    Impairment of assets                                              113               -
    Loss on sales of fixed assets                                      26               -
    Stock compensation expense                                        198             104
    Changes in assets and liabilities:
       Accounts receivable                                            (45)            223
       Prepaid expenses and other assets                              150             109
       Accounts payable                                                82              19
       Accrued expenses                                               273             166
       Deferred revenues                                               22               -
                                                                ----------       ----------
           Net cash used in operating activities                   (2,585)          (3,884)
                                                                ----------       ----------

CASH  FLOWS  USED IN  INVESTING  ACTIVITIES:
  Purchases of property and equipment                                  (7)            (221)
                                                                ----------       ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principal payments on notes payable                                 (88)            (151)
  Proceeds from issuance of notes payable                              85                -
     Principal payments on capital lease obligations                  (10)             (16)
     Proceeds from long term deposits                                  10                -
                                                                ----------       ----------
           Net cash used in financing activities                       (3)            (167)
                                                                ----------       ----------

NET (DECREASE) IN CASH AND EQUIVALENTS                             (2,595)          (4,272)

CASH  AND  EQUIVALENTS, Beginning of year                           2,597            6,869
                                                                ----------       ----------
CASH  AND  EQUIVALENTS, End of year                             $       2        $   2,597
                                                                =========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                        $       -        $       9
                                                                =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
  Liability insurance financed under a note payable             $       -        $     112
                                                                =========        =========

                       See notes to financial statements.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


1.  BUSINESS AND BASIS OF PRESENTATION

Business - Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Company"). On August 28, 1996, the Predecessor Company was merged with and into the Company. References herein to the "Company" include the Predecessor Company.

The Predecessor Company was formed on December 30, 1993, to purchase certain assets of the Business Simulation Division (the "Division") of Maxis, Inc., a leading computer game company and creator of the simulation game SimCityTM. Through the purchase agreement with Maxis, Inc., the Company acquired the Division's equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes. The Company's products included SimRefinery, a refinery simulation product, SimHealth, a health care reform simulation product and TelSim, a local telephone exchange simulation product.

The Company commenced operations in December 1993 to develop and market business simulation software. From its inception until April 1999, the Company was engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, and establishing marketing and manufacturing capabilities and raising capital. The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products.

In September 1997, the Company introduced Think 2000, the first simulation product which the Company internally funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000, but changes in market conditions for Year 2000 products and the Company's failure to successfully commercialize Think 2000 had a material adverse effect on the Company.

From November 1998 through July 1999, the Company received approximately $285,000 of proceeds of a secured convertible note from Thinking Technologies, L.P. and approximately $150,000 of proceeds from an unsecured convertible note with Gem Management Ltd. These amounts have been used for working capital and general corporate purposes.

Basis of Presentation - The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company lacks product revenues and has sustained substantial operating losses. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1998, its current liabilities exceed its current assets by $975,000.

As shown in the accompanying financial statements, the Company incurred a net loss of $3,484,000 for the year ended December 31, 1998, and as of December 31, 1998, had an accumulated deficit of $12,210,000. The Company intends to locate and enter into a transaction

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


1.  BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (Continued) - with an existing, public or privately-held company which in management's view, has growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate such a transaction and its ability to raise additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Contract and Product Revenues - The Company generally recognizes revenue for software product sales upon delivery of the software and at the time at which all criteria for revenue recognition have been met in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition." For multiple-element arrangements involving either licensing of a product or post-delivery customer support, a portion of the revenue based upon the fair value of the respective element is deferred and recognized ratably over the life of the license or technical support period.

The Company follows the percentage-of-completion method of accounting for revenues related to fixed-price contracts. Percentage-of-completion is determined using certain measures of input. Adjustments to cost and other contract-related estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Costs related to these contracts consist mainly of direct labor and related costs.

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

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are stated at the lower of cost or fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. The Company evaluates the recoverability of long-lived assets on an on-going basis.

As of December 31, 1998 certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss of approximately $113,000 has been charged to research and development expenses and other expenses in 1998.

Research and Development - Research and development costs are charged to expense as incurred, while software development costs incurred between the establishment of technological feasibility and general production release are capitalized. Since the Company's development process generally results in the establishment of technological feasibility concurrent with general production release, no software development costs were capitalized in 1998 or 1997.

Income Taxes - The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

Stock Compensation - The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Due to subsequent events in April, 1999, with the exception of an officer and two consultants, there are no other employees after April 1999. As a result those employees who have separated from the Company have forfeited their stock options.

Net Loss Per Share - The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's net loss, all convertible securities, options and warrants are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 are comprised as follows (in thousands):

                                                  1998            1997
                                                -------         --------
   Equipment                                    $    71         $    296
   Furniture and fixtures                             3               73
   Leasehold improvements                             -               10
                                                -------         --------
       Total property and equipment                  74              379
   Accumulated depreciation and amortization        (18)            (114)
                                                --------        ---------
       Property and equipment, net              $    56         $    265
                                                ========        =========

At December 31, 1998 and 1997, property and equipment included assets leased under capital leases of approximately $3,000 and $20,000, net of accumulated amortization of $4,000 and $32,000, respectively.


4.  ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and 1997 are comprised as follows (in thousands):

                                                1998           1997
                                              ---------     ---------
   Lease abandonment costs                    $      75     $     149
   Legal and professional fees                       79           112
   Payroll and related benefits                     292            72
   Accrued severance costs                            -            19
   Consulting expense due to related party          177             -
   Other                                             15             7
                                               --------      --------
      Total                                    $    638      $    359
                                               ========      ========


5. LEASES

The Company leases its office space under two noncancelable operating leases, one (San Jose Office) expiring in 2001 and a second (Monterey office) expiring September 1999. The Company consolidated its locations prior to expiration of one of its leases in March of 1998 and sub-leased the San Jose office. This resulted in a lease abandonment accrual of $149,000 at December 31, 1997. Closure of the Monterey office in April 1999 resulted in a lease abandonment accrual of approximately $75,000 at December 31, 1998.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


5.  LEASES (CONTINUED)

Future minimum rental commitments under the above leases at December 31, 1998 are as follows (in thousands):

           Years Ending December 31,
                          1999                 $   170
                          2000                      71
                          2001                      30
                                               -------
                                               $   271
                                               =======

The minimum future rental commitments have not been reduced by $172,000 of sublease rentals to be received in the future under non-cancelable subleases.

The Company leases certain office equipment under noncancelable capital lease obligations. At December 31, 1998, future payments under such leases total $3,000.

Total rent  expense was  approximately  $184,000  and  $277,000,  including  the
abandonment  accruals,   for  the  years  ended  December  31,  1998  and  1997,
respectively.


6.  INCOME TAXES

Due to the Company's  history of net losses,  the Company has fully reserved its
net  deferred  tax  benefits   (including   its  net   operating   losses)  and,
consequently, its tax provision (benefit) is nil.

Calculations for deferred tax assets and liabilities are as follows (in thousands):

     Deferred tax assets:                                     1988       1997
                                                           --------    --------
     Net operating loss carryforwards                      $  3,453    $  2,775
     Accruals and reserves not currently deductible             377         294
                                                           --------    --------

     Total gross deferred tax assets                          3,830       3,069
     Total gross deferred tax liabilities - depreciation          -         (14)
     Less valuation allowance                                (3,830)     (3,055)
                                                           --------    --------

     Net deferred tax assets                               $      -    $      -
                                                           ========    =========

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


6.  INCOME TAXES (CONTINUED)

As of December 31, 1998, the Company has net operating loss carryforwards of $10,155,000 and $6,964,000 for federal and state purposes, respectively. As of December 31, 1998, the Company also has tax credit carryforwards of $32,000 and $25,000 for federal and state purposes. The losses expire beginning in 2009 and 2002, respectively. Federal and State of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code Section 382.


7.  NOTES PAYABLE

The note payable at December 31, 1997 relating to the Company's directors and officers insurance policy was approximately $88,000. This note was paid in full in September 1998. The policy was not renewed.

In November 1998, the Company approved a bridge financing offer from Thinking Technologies, L.P ("Technologies"), under which Technologies was granted the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum, and warrants to purchase shares of common stock of the Company. Each $1,000 note is convertible into 5,000 shares of Common Stock. If the notes are converted, the warrants expire. As of December 31, 1998, $85,000 was outstanding. Subsequent cash advances through March 1999, resulted in borrowings under this arrangement amounting to approximately $285,000.

In July 1999, an additional unsecured convertible note of $150,000, with interest of 10% per annum and with warrants to purchase common stock, was entered into with Gem Management Ltd. The note is convertible into shares of Common Stock at $.20 per share. If the note is converted, the warrants expire.

Interest expense was approximately $200 and $9,000 for the years ended December 31, 1998 and 1997, respectively.


8.  SHAREHOLDERS' EQUITY (DEFICIENCY)

Warrants

The Company consumated a series of financing transactions in 1996. Warrants were issued to Thinking Technologies, L.P. to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Company's common stock at $3.90 per share, expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its IPO (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its initial public offering, the Company sold to its underwriter options to purchase 140,000 common shares for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share).

                              THINKING TOOLS, INC.

                     Years Ended December 31, 1998 and 1997


8.  SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Warrants (Continued)

As discussed in Note 7, the Company has issued 1,420,000 warrants under a bridge financing offer to Thinking Technologies, L.P. and 750,000 warrants to Gem Management, Ltd.

Stock Option Plans

Under the Company's 1996 and 1997 Stock Option Plans (the "Plans"), options to purchase up to an aggregate of 976,000 shares of common stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator, and nonqualified stock options. Options granted under the Plans become exercisable as determined by the Board of Directors and must be exercised within ten years. Options granted are forfeited after 90 days of an employee's separation from the Company.

A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997, and the changes during the years ended December 31, 1998 and 1997, is presented below:

                                                  Number of         Range of
                                                    Shares      Exercise Prices
                                                 ----------     ---------------

   Outstanding at January 1, 1997                   534,000     $  .794 - 5.000
   Granted                                                -     $             -
   Exercised                                              -     $             -
   Forfeited                                              -     $             -
                                                 ----------     ----------------
   Outstanding at December 31, 1997                 534,000     $  .794 - 5.000
   Granted                                          535,500     $ 2.500 - 5.000
   Exercised                                              -     $             -
   Forfeited                                       (461,000)    $         0.794
                                                 ----------     ----------------
  Outstanding at December 31, 1998                  608,500     $  .794 - 5.000
                                                 ==========     ================
  Exercisable at December 31, 1998                   24,333     $  .794 - 5.000
                                                 ==========

   Weighted-average fair value of options
     granted during the year ended
     December 31, 1998                           $     1.43
                                                 ==========
   Weighted-average fair value of options
     granted during the year ended
     December 31, 1997                           $        -
                                                 ==========

                              THINKING TOOLS, INC.

                     Years Ended December 31, 1998 and 1997


8.   SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                          Outstanding Options                         Exercisable Options
                            ----------------------------------------------      ------------------------------
                                                  Weighted-
                                  Number           average      Weighted-           Number          Weighted-
                              Outstanding at      Remaining      average        Outstanding at        average
  Range of Exercise            December 31,      Contractual    Exercise         December 31,        Exercise
       Prices                      1998             Life          Price             1998               Price
-------------------         ----------------    -------------  -----------      --------------     -----------
$             0.794                  39,000       8.6 years    $     0.794              13,000     $    0.794
$             5.000                  34,000       8.6 years    $     5.000              11,333     $    5.000
$             2.500                 345,500       9.2 years    $     2.500                   -     $    2.500
$             4.500                 190,000       9.2 years    $     5.000                   -     $    5.000
                            ---------------                                     --------------
                                    608,500                                             24,333
                            ===============                                     ==============

As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; stock volatility, 61% subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6.0%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $3,705,000 ($.80 per share) in 1998 and $5,524,000 ($1.19 per share) in 1997.

                              THINKING TOOLS, INC.

                     Years Ended December 31, 1998 and 1997


9.  MAJOR CUSTOMERS

Three customers accounted for 15%, 13% and 10% each of software revenues for the year ended December 31, 1998. One of these customers accounted for 50% and one other customer accounted for 47% of the accounts receivable at December 31, 1998.

Three customers accounted for 68%, 16%, and 11% each of contract revenues for the year ended December 31, 1997. One other customer accounted for 100% of accounts receivable at December 31, 1997.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the financial statements as of December 31, 1998 and 1997 for cash and equivalents and notes payable approximate their respective fair values due to the short maturities of those instruments.


11.  ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense was $428,000 and $128,000 for the years ended December 31, 1998 and 1997, respectively.


12.  RELATED PARTY TRANSACTIONS

The Company's Chairman of the Board controls Thinking Technologies, L.P., which owns approximately 42% of the Company's outstanding common stock, owns warrants to purchase additional shares of common stock, and has made a Bridge Loan to the Company, as discussed in Notes 7 and 8. Included in accrued expenses at December 31, 1998, is $177,000 due to the Company's Chairman of the Board for consulting services as approved by the Board of Directors. This obligation may, at the Company's election, be paid in options to purchase common stock. These consulting services commenced October 1997 for $150,000 per year less certain related expenses.


13.  SUBSEQUENT EVENTS

In April 1999, the Company closed its Monterey office and sold most of its property and equipment as discussed in Notes 1, 2 and 5. In addition, the Company has received proceeds of approximately $350,000 in 1999 under financing arrangements as discussed in Notes 1 and 7.