Form 10QSB
period 1999-03-31
THINKING TOOLS INC
filed 1999-09-17
CIK 1021444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                 For the quarterly period ended March 31, 1999
OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
      For the transition period from ________________ to __________________
                        Commission file number 000-21295

                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)

       Delaware                                           77-0436410
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
200 Park Avenue  Ste 3900
New York,  New York                                         10166
(Address of principal executive offices)                  (Zip Code)


         Issuer's Telephone Number, Including Area Code: (212) 808-7474
           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g)of the Act:
                     Common Stock, par value $.001 per share

Check  whether  the issuer (1) has filed all  reports,  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [  ]        NO  [X]

At September 17, 1999, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      INDEX


Part I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.    FINANCIAL STATEMENTS

           Condensed Balance Sheets as of March 31, 1999
           and December 31, 1998............................................3

           Condensed Statements of Operations for the three month periods ended March 31, 1999 and 1998....................................4

           Condensed Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998....................................5

           Notes to Condensed Financial Statements..........................6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................8


Part II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................12

Signatures.................................................................13

PART I  -  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THINKING TOOLS, INC.

CONDENSED BALANCE SHEETS
     (IN THOUSANDS)


                                                        March 31,   December 31,
                                                          1999         1998(1)
                                                       (Unaudited)

Current assets:
    Cash and equivalents                                $      80    $       2
    Accounts receivable                                         6           53
                                                        ----------   ----------
       Total current assets                                    86           55

Property and equipment, net                                    54           56
Other assets                                                   12           12
                                                        ----------   ----------
       Total assets                                     $     152          123
                                                        ==========   ==========


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
    Accounts payable                                    $     260    $     282
    Accrued expenses                                          679          638
    Notes payable                                             298           85
    Deferred revenues                                          22           22

    Current portion of capital lease obligations                3            3
         Total current liabilities                          1,262        1,030

Long term deposits                                             10           10
         Total liabilities                                  1,272        1,040

Shareholders' equity (deficiency):
    Common stock                                                5            5
    Additional paid-in capital                             11,489        11,288
    Accumulated deficit                                   (12,614)     (12,210)
                                                        ----------   ----------
         Total shareholders' (deficiency)                  (1,120)        (917)
                                                        ----------   ----------
         Total liabilities and
           shareholders' (deficiency)                   $     152    $     123
                                                        ==========   ==========

Derived from the December 31, 1998, audited balance sheet included in the Company's Annual Report on Form 10-KSB.


                  See notes to condensed financial statements.

THINKING TOOLS, INC.


CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       Three Months Ended
                                                           March 31,
                                                     1999            1998
                                                     ----            ----


Revenues                                          $      58       $        0
                                                  ------------    -------------
         Gross Profit                                    58                0
                                                  ------------    -------------


Operating Expense:
        Selling, general, and administrative            106              472
        Research and development                        149              334
                                                  ------------    -------------
          Total operating expenses                      255              806
                                                  ------------    -------------
Operating Loss                                        (197)             (806)
                                                  ------------    -------------

OTHER INCOME (EXPENSE)

        Interest expense                              (208)               (2)
        Other income, net                                0                28
                                                  ------------    -------------
           Total other income, net                    (208)               26
                                                  ------------    -------------

           Net Loss                               $   (405)        $    (780)
                                                  ============     =============

Basic and Diluted Net Loss-Per Share              $     (0.09)     $      (0.17)
                                                  ------------     -------------

Shares used in calculating net loss per share        4,642            4,642


                   See notes to condensed financial statements

THINKING TOOLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                             Three months ended
                                                                  March 31,
                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
Net loss                                                     $  (405)   $  (780)
Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization                             2         13

                                                                 201          -

Accounts receivable                                               47          -
Prepaid expenses and other assets                                  -         31
Accounts payable                                                (22)        (38)
Accrued expenses                                                  42       (222)
Deferred revenues                                                  -          -
Net cash used in operating activities                           (135)      (996)
                                                            ---------   --------
Cash flows from investing activities:
    Purchase of property and equipment, net                       (0)       (14)
                                                            ---------   --------

Cash flows from Financing activities:
    Principal payments on short-term notes payable                 -        (30)
    Proceeds from issuance of notes payable                      213          -
    Principal payments on capital lease obligations                -         (5)
         Net cash used in financing activities                   213        (35)

Net increase (decrease) in cash and equivalents                   78     (1.045)
Cash and equivalents at beginning of period                        2      2,597
                                                            ---------   --------
Cash and equivalents at end of period                       $     80      1,552
                                                            =========   ========
Supplemental disclosure of cash flow information
Cash paid during the period for interest                    $      0          1
                                                            =========   ========


                   See notes to condensed financial statements

                              THINKING TOOLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, which contemplates the continuation of the Company as a going concern. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year. The Company lacks product revenues and has sustained substantial operating losses.

As of March 31, 1999, the Company had an accumulated deficit of $12,614,000. The Company intends to locate and enter into a transaction with an existing, public or privately held company which in management's view, has growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate such a transaction and its ability to raise additional financing.

These interim condensed financial statements should be read in conjunction with the information included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.


2.   Common Stock

The Company consummated a series of financing transactions in 1996. Warrants were issued to Thinking Technologies, L.P. to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Company's common stock at $3.90 per share, expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering (the "IPO") (including the exercise of the underwriter's over-allotment option) and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. Approximately $1,856,500 of the net proceeds of the IPO were used to retire outstanding indebtedness and accrued interest under the promissory notes issued in the 1996 Bridge Financing. The Remainder of the net proceeds of the IPO were used to fund the Company's sales and marketing and product development efforts, and for working capital and general corporate purposes. In connection with its IPO, the Company sold to its underwriter options to purchase 140,000 common shares for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share).

On November 6, 1998, the Company approved a bridge financing offer from Technologies, under which Technologies was granted the right to purchase up to 350 units for $1,000 per unit (the "1998 Bridge Financing"). Each unit (a "Bridge Unit") consists of a Secured Convertible Note in the principal amount of $1,000, payable at 10% interest per annum (each, a "Bridge Note"), and a warrant to purchase 30 shares of common stock of the Company at an exercise price of $.20 per share (each, a "Bridge Warrant"). Each Bridge Note is convertible into 5,000 shares of Common Stock at a conversion price of $.20 per share. One Bridge Warrant shall be terminated upon each conversion of a Bridge Note. As of September 1, 1999, Technologies has purchased 321 Bridge Units. This total includes the reimbursement with Bridge Units for expenses incurred in obtaining the 1998 Bridge Financing and for seeking a Target Business for the Company. The proceeds of the 1998 Bridge Financing have been used for working capital and general corporate purposes.

In July, 1999, the Company completed a bridge financing in which it sold 150 units (the "Gem Units") consisting of a 10% Unsecured Convertible Note in the principal amount of $1,000 (each a "Gem Note") and a Warrant to purchase 30 shares of the Company's Common Stock at an exercise price of $.20 per share (each, a "Gem Warrant") to Gem Management Limited (the "Gem Financing") for $150,000. Each Gem Note is convertible into 5,000 shares of the Company's Common Stock at a conversion price of $.20 per share. Upon conversion of each Gem Note, one Gem Warrant shall be terminated. The proceeds of this financing will be used for working capital and general corporate purposes.


3. Accounting for convertible securities with beneficial fixed dollar conversion

Pursuant to a recent accounting standard consensus it is necessary to recognize the intrinsic value (that is, the difference between the conversion price and fair value of the common stock into which a debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital (APIC). Because the debt is convertible at the date of issuance, the date discount is charged to interest expense at the date of issuance. In accordance with this requirement, the 1998 Bridge Notes currently held by Technologies resulted in a year to date interest expense recognition of $201,000 as of March 31, 1999.


4.   Net Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's net loss, all convertible securities, options and warrants are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.

5.   Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the quarters ended March 31, 1999 and 1998 do not include amounts which are considered components of other comprehensive income. Consequently, net income and comprehensive income are equivalent for both periods as defined.


6.   Notes Payable

In November 1998 the Company approved a Bridge Financing offer from Technologies, under which Technologies was granted the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum. Cash advances and certain expenses through March 1999, resulted in borrowings under this arrangement amounting to approximately $285,000.

In July 1999, an additional unsecured convertible note of $150,000, with interest of 10% per annum and with warrants to purchase common stock, was entered into with Gem Management Ltd. (see note 2)


7.   Related Party Transactions

The Company's Chairman of the Board controls Thinking Technologies, L.P., which owns approximately 42% of the Company's outstanding common stock, owns warrants to purchase additional shares of common stock, and has made a Bridge Loan to the Company, as discussed in Notes 2 and 6. Included in accrued expenses at March 31, 1999, is $213,000 due to the Company's Chairman of the Board for consulting services as approved by the Board of Directors. This obligation may, at the Company's election, be paid in options to purchase common stock. These consulting services commenced October, 1997, for $150,000 per year less certain related expenses.



Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the Company's limited operating history, uncertain future profitability, future financing needs, limited marketing experience and dependence on emerging market for business simulation software; competition risks; uncertainties regarding the commercial acceptance of Think 2000 and the development of additional products; risks associated with the Company's growth strategy, and other risks described herein and in the Company's 1998 Annual Report on Form 10-KSB.

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

The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at March 31, 1999, did not have, any firm order backlog. During 1998 the Company sought to continue its previously announced strategy to change its focus from custom projects to self funded development of simulation for broader markets. The Company sought to leverage its existing products and technology platform to become a product-oriented, sales-driven company. During this period, revenues were not expected to be material.

As of March 31, 1999, the Company had experienced cumulative losses of $12,614,000 and has not experienced any quarter of profitable operations. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

During 1998, the Company focused primarily on the commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 was the first simulation product the Company internally funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000. Changes in market conditions and the failure of the Company to successfully commercialize Think 2000 has had a material adverse effect on the Company's business, operating results and financial condition.

On May 5, 1998 the Company received notification from The Nasdaq Stock Market, Inc ("Nasdaq") that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market.

Nasdaq  requires,  among other things  companies  listed on the Nasdaq Small Cap
Market maintain (i) net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000, or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. After a hearing before Nasdaq on July 24, 1998, Nasdaq notified the Company on November 7, 1998 that its stock had been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board, but the Company intends to be listed on the Nasdaq SmallCap Market again when it is able to comply with Nasdaq listing requirements.

In light of the changes in market conditions, and the Company's failure to commercialize Think 2000, on April 23, 1999, the Company announced that it was eliminating substantially all of its operations and all personnel were separated from the Company, other than those required to perform certain executive and administrative functions. It has since begun to search for candidates with which to enter into transactions. The Company has retained the technology underlying the products it discontinued.

Plans of Business

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

Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no material source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target
Business, it may not be able to satisfy without additional financing such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful transaction can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Results of Operations

Comparison of three months ended March 31, 1999 and March 31, 1998

Revenues. Revenues for the three months ended March 31, 1999 increased by $58,000 from nil for three months ended March 31, 1998. During the first quarter ending March 31, 1998 the Company was focused primarily on the commercial introduction of Think 2000.

Gross Margin. Gross margin for the three months ended March 31, 1999 was $58,000 compared to nil for the comparable period ended 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $366,000, or 78 %, for the three months ended March 31, 1999, to $106,000, from $472,000 for the three months ended March 31, 1998. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The decrease in selling, general and administrative expenses was primarily due to decreased administrative headcount and reduction in all departmental expenses in a Company wide effort to continue operations.

Research and Development. Research and development expenses for the three months ended March 31, 1999, decreased by $185,000, or 55%, to $149,000, from $334,000 for the three months ended March 31, 1998. The decrease was primarily due to reducing staff and all expenses in a Company wide effort to continue operations.

Interest Expense. Interest expense for the three months ended March 31, 1999 increased by $206,000, to $208,000, from $2,000 for the three months ended March 31, 1998. There are two factors regarding the interest expense and primarily are as follows:

          (i) Interest of approximately $7,000 represents a 10% computation of interest from December 10, 1998 through March 31, 1999 and is in accordance with the 1998 Bridge Financing between Technologies and the Company; and

          (ii) Interest expense of approximately $201,000 represents the recognition of the Bridge Notes at the lower of their conversion rate and a rate fixed at the commitment date. The Bridge Notes are convertible into shares of Common Stock at $.20 per share, less than the market price on the various dates of conversion. Accounting standards require the appropriate reporting of this variance. The "Additional Paid-In-Capital" area of the Balance sheet reflects the $201,000 adjustment.

Other Income. Other income net for the three months ended March 31, 1999 decreased by approximately $28,000, to nil, from $28,000 for the three months ended March 31, 1998. Net Loss As a result of the foregoing, net loss for the three months ended March 31, 1999 decreased by $375,000, or 48%, to $405,000, from $780,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources
Since its inception and through March 31, 1999, the Company has incurred cumulative losses aggregating approximately $12,614,000 and has not experienced any quarter of profitable operations. During the past three fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

At March 31, 1999, the Company had cash and equivalents of approximately $80,000, a negative working capital of approximately $1,176,000 and a negative shareholders' equity of approximately $1,120,000. At March 31, 1999, the Company had long-term liabilities of approximately $10,000 outstanding.

Net cash used in operating activities for the three months ended March 31, 1999 and 1998, totaled approximately $135,000 and $996,000 respectively. The funds from the first quarter ending March 31, 1998 were used primarily for the Company's product development. Funds used during the quarter ending March 31, 1999 were used primarily to fulfill general operating expenses.

The Company is currently evaluating its financing options and is actively searching for candidates with which to enter into transactions. The Company's management intends to consider only transaction candidates which in management's view, have growth potential. The Company's limited financial resources may make the search difficult or even impossible without additional financing. There can be no assurance that the Company will be able to obtain this goal on a timely basis, on favorable terms, or at all. In any such event, the Company may be unable to implement its business plan.

Year 2000

Currently, the Company has no active computer operations and will not have active operations until and unless it enters into a transaction with a Target Business. As part of its consideration of the merits of entering into a transaction with a Target Business, the Company will consider the effects on the Year 2000 problem on such Target Business and the actions taken by such Target Business to be ready for Year 2000. In assessing the level of readiness of any Target business, the Company considers the following to be the most important factors: (1) the level of compliance of such Target Business' central computer systems; (ii) the level of compliance of the software used in such Target Business' ongoing operations; and (iii) the level of readiness of such Target Business' largest vendors.

There can be no assurance that either a Target Business or any customers and suppliers of such Target Business, will be year 2000 compliant. In the event that any Target Business or any of such Target Business, customers or suppliers do not install Year 2000 compliant systems, following such transaction the Company may need additional clerical staff to perform certain tasks. There can be no assurance that the Company will not have to bear additional costs and expenses to the future related to the Year 2000 problem.

PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the 1998 Bridge Financing, The Company issued 285 Bridge Units as of April 1999. Each Bridge Unit consists of a Bridge Note and a Bridge Warrant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits               Exhibit 27  Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


THINKING TOOLS, INC.


Date:    September 17, 1998                 By:  /s/ Moshe Zarmi
                                                --------------------------
                                                Moshe Zarmi
                                                President and CEO


                                            By:  /s/ Patricia Kessler
                                                --------------------------
                                                Patricia Kessler
                                                Acting Chief Financial Officer