Form 10QSB
period 1999-06-30
THINKING TOOLS INC
filed 1999-09-20
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

             For the transition period from _________ to __________

                        Commission file number 000-21295


                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)

                    Delaware                                      77-0436410
(State or other jurisdiction of Incorporation or              (I.R.S. Employer
                  Organization)                              Identification No.)
            200 Park Avenue Ste 3900
            New York, New York 10166                              10166
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

At September 21, 1999, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX

Part I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of June 30, 1999 and
          December 31, 1998............................................      3

         Condensed Statements of Operations for the quarter and
         six months ended June 30, 1999 and 1998.......................      4

         Condensed Statements of Cash Flows for six months
         ended June 30, 1999 and 1998..................................      5

         Notes to Condensed Financial Statements.......................      6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      8


Part II - OTHER INFORMATION
---------------------------

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................     13

Signatures   ..........................................................     14

Financial Data Schedule................................................     15

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               June 30, 1999        December 31,
                                                                 (Unaudited)           1998(1)
                                                               -------------        ------------
ASSETS
   Current assets:
     Cash and equivalents.....................................  $       13           $        2
     Accounts receivable......................................           1                   53
     Prepaid expenses and other current assets................           -                    -
                                                                ----------           ----------
         Total current assets.................................          14                   55
                                                                ----------           ----------

   Property and equipment, net................................           8                   56
   Other assets...............................................          12                   12
                                                                ----------           ----------
         Total assets.........................................  $       34           $      123
                                                                ==========           ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

   Current liabilities:
     Accounts payable.........................................  $      248            $     282
     Accrued expenses.........................................         653                  638
     Notes payable............................................         322                   85
     Deferred revenues........................................           -                   22
     Current portion of capital lease obligations.............           -                    3
                                                                ----------            ---------
         Total current liabilities............................       1,223                1,030

   Long term deposits ........................................          10                   10
                                                                ----------            ---------
         Total liabilities ...................................       1,233                1,040

   Shareholders' (deficiency):
     Common stock.............................................           5                    5
     Additional paid-in capital...............................      11,489               11,288
     Accumulated deficit......................................     (12,708)             (12,210)
                                                                ----------            ---------
         Total shareholders' (deficiency).....................      (1,199)               (917)
                                                                -----------           ---------
         Total liabilities and shareholders' (deficiency).....  $       34            $     123
                                                                ==========            =========

(1) Derived from the December 31, 1998, audited balance sheet included in the Company's 1998
    Annual Report on Form 10-KSB



                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months                 Six Months
                                                         Ended June 30,               Ended June 30,
                                                    -----------------------     -----------------------
                                                       1999         1998            1999        1998
                                                    ----------   ----------     ----------   ----------

Revenues                                            $      22    $     166      $      79     $    166
Costs                                                       -            1              -            1
                                                    ---------    ---------      ---------     --------
   Gross profit                                            22          165             79          165
                                                    ---------    ---------      ---------     --------

Operating Expenses
   Selling, general, and administrative                    81          687            187        1,159
   Research and development                                12          313            161          647
                                                    ---------    ---------      ---------     --------
         Total operating expenses                         103        1,000            348        1,806
                                                    ---------    ---------      ---------     --------

         Operating loss                                   (81)        (835)          (269)      (1,641)

   Other income/(expense), net                            (22)           1           (229)          27
                                                    ---------    ---------      ---------     --------

         Loss before income taxes                        (103)        (834)          (498)      (1,614)

Net loss                                            $    (103)   $    (834)     $    (498)    $ (1,614)
                                                    =========    =========      =========     ========

Basic and diluted net loss per share                $   (0.02)   $   (0.18)     $   (0.10)    $  (0.35)
                                                    =========    =========      =========     ========

Shares used in calculating per share data               4,642        4,642          4,642        4,642
                                                    =========    =========      =========     ========


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Six Months ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      1999        1998
                                                                                   ----------  ----------
Cash flows from operating activities:
   Net loss...............................................................              (498)     (1,614)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................                 3          32
     Additional paid-in capital - (recognition of convertible
       securities at lower of convention rate. See "Results of
       Operations - Interest".............................................               216            -
     Changes in operating assets and liabilities:
       Accounts receivable................................................                52        (114)
       Prepaid expenses and other assets..................................                 -          62
       Other assets.......................................................                 -           7

       Accounts payable...................................................               (35)        (55)
       Accrued expenses...................................................                15        (132)
       Deferred revenues                                                                 (22)          -
                                                                                     --------    -------
            Net cash used in operating activities........................               (269)     (1,814)
                                                                                     --------    -------

Cash flows from investing activities:

     Gain/(Loss) on sale of fixed assets..................................                45          17
                                                                                           -           -
           Net cash provided by (used in) investing activities............                45          17
                                                                                           -           -

Cash flows from financing activities:

       Principal payment on short-term notes payable......................                  -        (55)
       Principal payments on capital leases...............................                 (3)        (8)
       Long-term deposits ................................................                  -         15
       Proceeds from issuance of notes payable............................                237          -
                                                                                     --------    -------
           Net cash used in financing activities..........................                235        (48)
                                                                                     --------    -------

Net increase (decrease) in cash and equivalents...........................                 11     (1,845)
Cash and equivalents at beginning of period...............................                  2      2,597
                                                                                     --------    -------
Cash and equivalents at end of period.....................................           $     13    $   752
                                                                                     ========    =======

Supplemental disclosures of cash flow information:
       Cash paid during the period for interest...........................           $      -    $     4
                                                                                     ========    =======


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

As of June 30, 1999, the Company had an accumulated deficit of $12,708,000. The Company intends to locate and enter into a transaction with an existing, public or privately held company which in management's view, has growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate such a transaction and its ability to raise additional financing.

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

On November 6, 1998, the Company approved a bridge financing offer from Technologies, under which Technologies was granted the right to purchase up to 350 units for $1,000 per unit (the "1998 Bridge Financing"). Each unit (a "Bridge Unit") consists of a Secured Convertible Note in the principal amount of $1,000, payable at 10% interest per annum (each, a "Bridge Note"), and a warrant to purchase 30 shares of common stock of the Company, at a conversion price of $.20 per share (each, a "Bridge Warrant"). Each Bridge Note is convertible into 5,000 shares of Common Stock at a conversion price of $.20 per share. One Bridge Warrant shall be terminated upon each conversion of a Bridge Note. As of September 1, 1999, Technologies has purchased 321 Bridge Units. This total includes the reimbursement with Bridge Units for expenses incurred in obtaining the 1998 Bridge Financing and for seeking a Target Business for the Company. The proceeds of the 1998 Bridge Financing have been used for working capital and general corporate purposes.

In July, 1999, the Company completed a bridge financing in which it sold 150 units (the "Gem Units") consisting of a 10% Unsecured Convertible Note in the principal amount of $1,000 (each a "Gem Note") and a Warrant to purchase 30 shares of the Company's Common Stock at a conversion price of $.20 per share (each, a "Gem Warrant") to Gem Management Limited (the "Gem Financing") for $150,000. Each Gem Note is convertible into 5,000 shares of the Company's Common Stock at a conversion price of $.20 per share. Upon conversion of each Gem Note, one Gem Warrant shall be terminated. The proceeds of this financing will be used for working capital and general corporate purposes.


3. Aaccounting for convertible securities with beneficial fixed dollar conversion

In accordance with recent accounting standard consensus with regard to recognizing the intrinsic value (that is, the difference between the conversion price and fair value of the common stock into which a debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital (APIC). Because the debt is convertible at the date of issuance, the date discount is charged to interest expense at the date of issuance. In accordance with this requirement the 1998 Bridge Financing Notes currently held by Technologies resulted in a year to date, June 30, 1999, interest expense recognition of $216,000.


4.   Net Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's net loss, all convertible securities, options and warrants are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.


5.   Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the quarters ended June 30, 1999 and 1998 do not include amounts which are considered components of other comprehensive income. Consequently, net income and comprehensive income are equivalent for both periods as defined.


6.   Notes Payable

In November 1998 the Company approved a Bridge Financing offer from technologies, under which Technologies was granted the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum. Cash advances and certain expenses through June 1999, resulted in borrowings under this arrangement amounting to approximately $321,000.

In July 1999, an additional unsecured convertible note of $150,000 with interest of 10% per annum and with warrants to purchase common stock, was entered into with Gem Management Ltd. (see note 2).


7.   Related Party Transactions

The Company's Chairman of the Board controls Thinking Technologies, L.P., which owns approximately 42% of the Company's outstanding common stock, owns warrants to purchase additional shares of common stock, and has made a Bridge Loan to the Company, as discussed in Notes 2 and 3. Included in accrued expenses at June 30, 1999, is $250,000 due to the Company's Chairman of the Board for consulting services as approved by the Board of Directors. This obligation may, at the Company's election, be paid in options to purchase common stock. These consulting services commenced October, 1997 for $150,000 per year less certain related expenses.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the Company's limited operating history, uncertain future profitability, future financing needs, limited marketing experience and dependence on emerging marketd for business simulation software; competition risks; uncertainties regarding the commercial acceptance of Think 2000 and the development of additional products; risks associated with the Company's growth strategy, and other risks described herein and in the Company's 1998 Annual Report on Form 10-KSB.

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

The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at June 30, 1999, did not have, any firm order backlog. During 1998, the Company sought to continue its previously announced strategy to change its focus from custom projects to self funded development of simulation for broader markets. The Company sought to leverage its existing products and technology platform to become a product-oriented, sales-driven company.

As of June 30, 1999, the Company had experienced cumulative losses of $12,708,000 and has not experienced any quarter of profitable operations. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

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

Results of Operations
Comparison of the quarter ended June 30, 1999 and June 30, 1998

Revenues for the three months ended June 30, 1999 decreased by $144,000 from $166,000 for three months ended June 30, 1998. The decrease was due to the necessity to close operations in April, 1999.

Gross Margin. Gross margin for the three months ended June 30, 1999 was $22,000 compared to $1,000 for the comparable period ended 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $606,000, or 88 %, for the three months ended June 30, 1999, to $81,000, from $687,000 for the three months ended June 30, 1998. Selling, general, and administrative expenses consisted primarily of costs associated with labor. The decrease in selling, general and administrative expenses was primarily due to the facility close down in Monterey when, in April, 1999, the necessity to cease operations was evident and the decision was made to act promptly and reduce additional and unnecessary expenditures.

Research and Development. Research and development expenses for the three months ended June 30, 1999, decreased by $301,000, or 55%, to $12,000, from $313,000 for the three months ended June 30, 1998. The decrease was primarily due to reducing staff and all expenses as the Company closed all operations in Monterey.

Interest Expense. Interest expense for the three months ended June 30, 1999 increased by $23,000, to $22,000, from an interest income of $1,000 for the three months ended June 30, 1998. There are two factors regarding the interest expense and primarily are as follows:

          (i) Interest of approximately $8,000 represents a 10% computation of interest from April 1, 1999 through June 30, 1999 and is in accordance with the 1998 Bridge Financing between Technologies and the Company; and

          (ii) Interest expense of approximately $14,000 represents the recognition of the Bridge Notes at the lower of their conversion rate and a rate fixed at the commitment date. The Bridge Notes are convertible into shares of Common Stock at $.20 per share, less than the market price on the various dates of conversion. Accounting standards require the appropriate reporting of this variance. The "Additional Paid-In-Capital" area of the Balance sheet reflects the $14,000 adjustment.

Other Income. Other income net for the three months ended June 30, 1999 was nil compared to a nil net activity for the three months ended June 30, 1998.

Net Loss.   As  a result of the foregoing, net loss  for  the three months ended
June 30, 1999  decreased  by $731,000 or 48%, to $103,000, from $834,000 for the three months ended June 30, 1998.

Comparison of six months ended June 30, 1999 and June 30, 1998
Revenues  for the six months  ended June 30,  1999  decreased  by  approximately
$87,000,  or 54 % to $79,000  from  $166,000 for six months ended June 30, 1998.
During the six month period ending June 30, 1998 sales were derived from the "Think 2000" product. The decrease in revenues is primarily due to the Company's not realizing the revenues originally anticipated from the "Think 2000" product or any other sources. Changes in market conditions and the Company's failure to successfully commercialize Think 2000 has had this adverse effect on the Company. As a result of these facts the Company has closed the Monterey facilities and all employees, with the exception of three, have separated from the Company.

Gross Margin. Gross margin for the six months ended June 30, 1999 was nil as compared to $1,000 for the six months ended June 30, 1999. All costs of product are expensed directly to operations.

Selling, General and Administrative Expenses. Selling, general and administra-tive expenses decreased by approximately $972,000, or 84 % for the six months ended June 30, 1999, to $187,000 from $1,159,000 for the six months ended June 30, 1998. Selling, general and administrative expenses consisted primarily of costs associated with labor and the expense of closing the Monterey facility.

Research and Development. Research and development expenses for the six months ended June 30, 1999 decreased by approximately $486,000, or 75% to $161,000 from $647,000 for the six months ended June 30, 1998.

Interest. Expense Interest expense for the six months ended June 30, 1999 increased by $226,000, to $229,000, from $3,000 for the six months ended June 30, 1998. There are two factors regarding the interest expense and primarily are as follows: (i) Interest expense of approximately $14,000 represents a 10% computation of interest from December 10, 1998 through June 30, 1999 and is in accordance with the 1998 Bridge Financing between Technologies and the Company; and (ii) Interest expense of approximately $216,000 represents the recognition of the Bridge Notes at the lower of their conversion rate and a rate fixed at the commitment date. The Bridge Notes are convertible into shares of Common Stock at $.20 per share, less than the market price on the various dates of conversion. Accounting standards require the appropriate reporting of this variance. The "Additional Paid-In-Capital" area of the Balance sheet reflects the $216,000 adjustment.

Other Income. Other income net for the six months ended June 30, 1999 was nil compared to $27,000 for the six months ended June 30, 1998. The earnings reported at June 30, 1998 was primarily due to the investing of the balance of excess proceeds raised from the Company's IPO creating interest earnings.

Net Loss As a result of the foregoing, net loss for the six months ended June 30, 1999 decreased by $1,116,000 or 69%, to $498,000, from $1,614,000 for the six months ended June 30, 1998.

Liquidity and Capital Resources
Since its inception and through June 30, 1999, the Company has incurred cumulative losses aggregating approximately $12,708,000 and has not experienced any quarter of profitable operations. During the past three fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

At June 30, 1999, the Company had cash and equivalents of approximately $13,000, a negative working capital of approximately $1,209,000 and a negative shareholders' equity of approximately $1,199,000. At June 30, 1999, the Company had long-term liabilities of approximately $10,000 outstanding.

Net cash used in operating activities for the three months ended June 30, 1999 and 1998, totaled approximately $269,000 and $1,814,000 respectively. The funds from the first quarter ending March 31, 1998 were used primarily for the Company's product development. Funds used during the quarter ending June 30, 1999 were used primarily to fulfill general operating expenses.

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

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Pursuant to the 1998 Bridge Financing, The Company issued 236 Bridge Units during the six months ending June 30, 1999 and 85 during the last quarter of 1998 or a total of 321 issued through June 30, 1999. Each Bridge Unit consists of a Bridge Note and Bridge Warrant.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits    Exhibit 27 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THINKING TOOLS, INC.
Date:  September 20, 1999

                                        By: /s/ Moshe Zarmi
                                            --------------------------------
                                            Moshe Zarmi
                                            President and CEO


                                         By: /s/ Patricia Kessler
                                            ---------------------------------
                                            Patricia Kessler
                                            Acting Chief Financial Officer