Form 10QSB
period 1999-09-30
THINKING TOOLS INC
filed 1999-11-15
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

    200 Park Avenue Ste 3900
    New York,  New York                                             10166
(Address of principal executive offices)                         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (212) 808-7474

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Check  whether  the issuer (1) has filed all  reports,  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]          NO  [ X  ]

At November 15, 1999, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 4,641,758 shares.

                              THINKING TOOLS, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX


Part I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of
           September 30, 1999 and December 31, 1998.........................3

         Condensed Statements of Operations
           for the quarter and nine months
           ended September 30, 1999 and 1998................................4

         Condensed Statements of Cash Flows
           for nine months ended
           September 30, 1999 and 1998......................................5

         Notes to Condensed Financial Statements............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................9


Part II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................13

Signatures.................................................................14

Financial Data Schedule....................................................15

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       September 30,            December 31,
                                                                            1999                   1998 (1)
                                                                      (Unaudited)
ASSETS

  Current assets:
     Cash and equivalents                                                $       5                $       2
     Accounts receivable                                                         0                       53
     Prepaid expenses and other current assets                                   -                        -
                    Total current assets                                 ---------                 --------
                                                                                 5                       55


  Property and equipment, net                                                    7                       56
  Other assets                                                                   -                        -
                                                                         ---------                 --------
          Total assets                                                          12                       12
                                                                         ---------                 --------
                                                                                 4                      123
                                                                         =========                 ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

  Current liabilities:
     Accounts payable                                                    $     260                  $   282
     Accrued expenses                                                          527                      638
     Notes payable                                                             481                       85
     Deferred revenues                                                           -                       22
     Current portion of capital lease obligations                                -                        3
                                                                          --------                 --------
          Total current liabilities                                       $  1,268                 $  1,030

   Long term deposits                                                           10                       10
         Total liabilities                                                   1,278                    1,040

  Shareholders' equity (deficiency):
     Common stock                                                                5                        5
     Additional paid-in capital                                             11,502                   11,288

     Accumulated deficit                                                   (12,761)                 (12,210)
                                                                         ---------                 --------
          Total shareholders' equity (deficiency)                           (1,254)                    (917)
                                                                         ---------                 --------
  Total liabilities and shareholders' equity (deficiency)                $      24                 $    123
                                                                         =========                 ========

(1) Derived from the December 31, 1998, audited balance sheet included in the Company's 1998 Annual Report on Form 10-KSB


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         Three Months Ended                  Nine Months Ended
                                                            September, 30                      September, 30
                                                     ---------------------------       -----------------------------
                                                       1999              1998             1999               1998
Revenues                                             $       3         $    193         $     82           $    358
Costs                                                       --                                --                  1
       Gross profit                                          3              193               82                357

Operating Expenses
        Selling, general, and administrative                45              522              232              1,681
        Research and development                             2              282              163                929
               Total operating expenses                     47              804              395              2,610

               Operating loss                              (44)            (611)            (313)            (2,253)

  Other income/(expense), net                               (9)               2             (238)                29

               Loss before income taxes                    (53)            (609)            (551)            (2,224)

Income tax expense                                          --               --               --                 --
Net loss                                            $      (53)        $   (609)        $   (551)          $ (2,224)
                                                    ===========        =========        =========          =========

Basic and diluted loss per share                    $    (0.01)        $  (0.13)           (0.12)              (0.48)
                                                    ===========        =========        =========          ==========

Shares used in calculating per share data                4,642             4,642            4,642              4,642
                                                    ===========        =========        =========          ==========


                   See Notes to Condensed Financial Statements

                              THINKING TOOLS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                Nine Months ended
                                                                                                   September 30
                                                                                      -----------------------------------
                                                                                          1999                    1998
Cash flows from operating activities:
   Net loss                                                                           $                       $
   Adjustments to reconcile net loss to net cash used in operating activities:             (551)                 (2,224)
       Depreciation and amortization
       Additional paid-in capital - (recognition of convertible securities at                  4                      49
       lower of conventional rate.  See "Results of Operations - Interest").                 216                       -

       Changes in operating assets and liabilities:
          Accounts receivable                                                                 53                   (155)
          Prepaid expenses and other assets                                                    -                     112
          Other assets                                                                         -                      17
          Accounts payable                                                                  (22)                    (17)
          Accrued expenses                                                                 (102)                   (164)
          Deferred revenues                                                                 (22)                       -
             Net cash used in operating activities                                         (424)                 (2,382)
Cash flows from investing activities:
   Gain/(Loss) on sale of fixed assets                                                        45                      17
       Net cash provided by (used in) investing activities                                    45                      17
Cash flows from financing activities:
   Principal payment on short-term notes payable                                               -                    (88)
   Principal payments on capital leases                                                      (3)                     (8)
   Long-term deposits                                                                          -                      15
   Proceeds from issuance of notes payable                                                   386                       -
       Net cash used in financing activities                                                 383                    (81)
Net decrease in cash and equivalents                                                           4                 (2,446)
Cash and equivalents at beginning of period                                                    2                   2,597
Cash and equivalents at end of period                                                 $        6              $      151
                                                                                      ===========             ==========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                                -              $        4
                                                                                      ===========             ===========


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

As of September 30, 1999, the Company had an accumulated deficit of $12,761,000. The Company intends to locate and enter into a transaction with an existing, public or privately held company which in management's view, has growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate such a transaction and its ability to raise additional financing.

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

On November 6, 1998, the Company approved a bridge financing offer from Technologies, under which Technologies was granted the right to purchase up to 350 units for $1,000 per unit (the "1998 Bridge Financing"). Each unit (a "Bridge Unit") consists of a Secured Convertible Note in the principal amount of $1,000, payable at 10% interest per annum (each, a "Bridge Note"), and a warrant to purchase 30 shares of common stock of the Company, at a conversion price of $.20 per share (each, a "Bridge Warrant"). Each Bridge Note is convertible into 5,000 shares of Common Stock at a conversion price of $.20 per share. One Bridge Warrant shall be terminated upon each conversion of a Bridge Note. As of November 1, 1999, Technologies has purchased 321 Bridge Units. This total includes the reimbursement with Bridge Units for expenses incurred in obtaining the 1998 Bridge Financing and for seeking a Target Business for the Company. The proceeds of the 1998 Bridge Financing have been used for working capital and general corporate purposes.

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

3.  Accounting for convertible securities and beneficial fixed dollar conversion

In accordance with recent accounting standard consensus with regard to recognizing the intrinsic value (that is, the difference between the conversion price and fair value of the common stock into which a debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date, a portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital (APIC). Because the debt is convertible at the date of issuance, the date discount is charged to interest expense at the date of issuance. In accordance with this requirement the 1998 Bridge Financing Notes currently held by Technologies resulted in a year to date, September 30, 1999, interest expense recognition of $216,000.

4. Net Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's net loss, all convertible securities, options and warrants are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.

5.   Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company's financial statements for the quarters ended September 30, 1999 and 1998 do not include amounts which are considered components of other comprehensive income. Consequently, net income and comprehensive income are equivalent for both periods as defined.


6.   Notes Payable

In November 1998 the Company approved a Bridge Financing offer from Technologies, under which Technologies was granted the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum. Cash advances and certain expenses through September, 1999, resulted in borrowings under the arrangement amounting to approximately $321,000.

In July, 1999, an additional unsecured convertible note of $150,000 with interest of 10% per annum and with warrants to purchase common stock, was entered into with Gem Management Ltd. (see note 2).


7.  Related Party Transactions

The Company's Chairman of the Board controls Thinking Technologies, L.P., which owns approximately 42% of the Company's outstanding common stock, owns warrants to purchase additional shares of common stock, and has made a Bridge Loan to the Company, as discussed in Notes 2 and 3. Included in accrued expenses at September 30, 1999, is $250,000 due to the Company's Chairman of the Board for consulting services as approved by the Board of Directors. This obligation may, at the Company's election, be paid in options to purchase common stock. These consulting services commenced October, 1997 for $150,000 per year less certain related expenses. Consulting services for the third quarter have not been included in the September 30, 1999 financial reports.


8.  Significant Events

On October 13, 1999 Mr. John Hiles resigned from the Board of Directors of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the Company's limited operating history, uncertain future profitability, future financing needs, limited marketing experience and dependence on emerging markets for business simulation software; competition risks; uncertainties regarding the commercial acceptance of Think 2000 and the development of additional products; risks associated with the Company's growth strategy, and other risks described herein and in the Company's 1998 Annual Report on Form 10-KSB.

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

The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts with customers. Historically, a significant portion of such revenues were derived from a limited number of relatively large development projects contracted for by a small number of customers. Such customers are not affiliated with the Company. The Company does not believe it is materially dependent upon sales to these customers. Contracts with such customers have been fully completed as of December 31, 1997. The Company historically has not had, and at September 30, 1999, did not have, any firm order backlog. During 1998, the Company sought to continue its previously announced strategy to change its focus from custom projects to self funded development of simulation for broader markets. The Company sought to leverage its existing products and technology platform to become a product-oriented, sales-driven company.

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

On May 5, 1998 the Company received notification from The Nasdaq Stock Market, Inc ("Nasdaq") that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things that companies listed on the Nasdaq Small Cap Market maintain (i) net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000, or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. After a hearing before Nasdaq on July 24, 1998, Nasdaq notified the Company on November 7, 1998 that its stock had been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board, but the Company intends to be listed on the Nasdaq SmallCap Market again when it is able to comply with Nasdaq listing requirements.

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

As of September 30, 1999, the Company had experienced cumulative losses of $12,761,000 and has not experienced any quarter of profitable operations. The Company's operations to date have been funded primarily through private sales of debt and equity securities and the IPO.

On October 13, 1999 Mr. John Hiles resigned from the Board of Directors of the Company.


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

In order to continue the business while negotiations are pending, the Company may be required to obtain additional financing in the form of convertible notes and/or warrants to purchase common stock. Such financing is likely to be obtained from one of the Company's current insiders on similar terms to previous financings.

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

Results of Operations
Comparison of the quarter ended September 30, 1999 and September 30, 1998

Revenues. Revenues for the three months ended September 30, 1999 decreased by $190,000 from $193,000 for three months ended June 30, 1998. The decrease was due to the necessity to close operations in April, 1999.

Gross Margin.   Gross margin  for  the three months ended September 30, 1999 was
$3,000 compared to $193,000  for the comparable  period ended 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $477,000, or 91 %, for the three months ended September 30, 1999, to $45,000, from $522,000 for the three months ended September 30, 1998. Selling, general, and administrative expenses consisted primarily of costs associated with Audit and Legal. The decrease in selling, general and administrative expenses was primarily due to the facility close down in Monterey when, in April, 1999, the necessity to cease operations was evident and the decision was made to act promptly and reduce additional and unnecessary expenditures.

Research and Development. Research and development expenses for the three months ended September 30, 1999, decreased by $280,000, or 99%, to $2,000, from $282,000 for the three months ended September 30, 1998. The decrease was primarily due to reducing staff and all expenses as the Company closed all operations in Monterey.

Interest Income/Expense. Interest expense for the three months ended September 30, 1999 increased by $9,000 from nil for the three months ended September 30, 1998. There are two factors regarding the interest expense and primarily are as follows:

(i) Interest of approximately $9,000 represents a 10% computation of interest from April 1, 1999 through June 30, 1999 and is in accordance with the 1998 Bridge Financing between Technologies and the Company; and Interest expense relating to the Bridge Financing between Gem Management Limited and the Company. Interest income for three months ended

September  30,  1999 was nil  compared  to  $2,000  for the three  months  ended
September 30, 1998. The interest income reported for the three months ended September 30, 1998 was primarily due to the investing of the balance of excess proceeds raised from the Company's IPO creating interest earnings.

Other Income.    Other income net  for the three months ended September 30, 1999 was nil compared to a nil net activity for the three months ended September 30, 1998.

Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 1999 decreased by $556,000 or 91%, to $53,000, from $609,000 for the three months ended September 30, 1998.

Comparison of nine months ended September 30, 1999 and September 30, 1998.

Revenues. Revenues for the nine months ended September 30, 1999 decreased by approximately $276,000, or 77% to $82,000 from $358,000 for nine months ended September 30, 1998. During the nine month period ending September 30, 1998 sales were derived from the "Think 2000" product. The decrease in revenues is primarily due to the Company's not realizing the revenues originally anticipated from the "Think 2000" product or any other sources. Changes in market conditions and the Company's failure to successfully commercialize Think 2000 has had this adverse effect on the Company. As a result of these facts the Company has closed the Monterey facilities and all employees, with the exception of three, have separated from the Company.

Gross Margin. Gross margin for the nine months ended September 30, 1999 was $82,000 as compared to $357,000 for the nine months ended September 30, 1999. All costs of product are expensed directly to operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $1,449,000, or 86 % for the nine months ended September 30, 1999, to $232,000 from $1,681,000 for the nine months ended September 30, 1998. Selling, general and administrative expenses consisted primarily of costs associated with labor, legal, audit and the expense of closing the Monterey facility.

Research and Development. Research and development expenses for the nine months ended September 30, 1999 decreased by approximately $766,000, or 83% to $163,000 from $929,000 for the nine months ended September 30, 1998. Research and Development expenses consisted primarily of labor and the expense of closing the Monterey facility.

Interest Expense. Interest expense for the nine months ended September 30, 1999 increased by $234,000, to $238,000, from $4,000 for the nine months ended September 30, 1998. There are two factors regarding the interest expense and primarily are as follows:

(i) Interest expense of approximately $23,000 represents a 10% computation of interest from December 10, 1998 through September 30, 1999 and is in accordance with the 1998 Bridge Financing between Technologies and the Company. A 10% computation of interest from July 8, 1999 through September 30, 1999 and is in accordance with the Bridge Financing between GEM LTD and the Company; and (ii) Interest expense of approximately $216,000 represents the recognition of the Bridge Notes at the lower of their conversion rate and a rate fixed at the commitment date. The Bridge Notes are convertible into shares of Common Stock at $.20 per share, less than the market price on the various dates of conversion. Accounting standards require the appropriate reporting of this variance. The "Additional Paid-In-Capital" area of the Balance sheet reflects the $216,000 adjustment.

Other Income. Other income net for the nine months ended September 30, 1999 was nil compared to $29,000 for the nine months ended September 30, 1998. The earnings reported at September 30, 1998 was primarily due to the investing of the balance of excess proceeds raised from the Company's IPO creating interest earnings

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 1999 decreased by $1,673,000 or 75%, to $551,000, from $2,224,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

Since its inception and through September 30, 1999, the Company has incurred cumulative losses aggregating approximately $12,761,000 and has not experienced any quarter of profitable operations. During the past three fiscal years, the Company has satisfied its cash requirements principally from advances from shareholders, private and public sales of equity securities and, to a limited extent, from cash flows from operations. The primary uses of cash have been to fund research and development and for sales, general and administrative expenses.

At September, 1999, the Company had cash and equivalents of approximately $5,000, a negative working capital of approximately $1,209,000 and a negative shareholders' equity of approximately $1,263,000. At June 30, 1999, the Company had long-term liabilities of approximately $10,000 outstanding.

Net cash used in operating activities for the nine months ended September 30, 1999 and 1998, totaled approximately $424,000 and $2,382,000 respectively. The funds from the first quarter ending March 31, 1998 were used primarily for the Company's product development. Funds used during the quarter ending September 30, 1999 were used primarily to fulfill general operating expenses including legal and audit.

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

PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the 1998 Bridge Financing, The Company issued 236 Bridge Units during the six months ending June 30, 1999 and 85 during the last quarter of 1998 or a total of 321 issued through June 30, 1999. Each Bridge Unit consists of a Bridge Note and Bridge Warrant. During three months ended September 30, 1999, the Company issued 150 Bridge Units. Each Bridge Unit consists of a Bridge Note and Bridge Warrant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits                       Exhibit 27  Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THINKING TOOLS, INC.



Date:  November 15, 1999                     By:  /s/ Moshe Zarmi
                                                 -------------------------------
                                                  Moshe Zarmi
                                                  President and CEO


                                                  By: /s/ Patricia Kessler
                                                  Patricia Kessler
                                                  Acting Chief Financial Officer