Form 10KSB
period 1999-12-31
THINKING TOOLS INC
filed 2000-04-14
CIK 1021444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 1999

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 000-21295

                              THINKING TOOLS, INC.
        -----------------------------------------------------------------
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

The Registrant's revenues for its most recent fiscal year were $92,283.

As of April 13, 2000, 9,684,237 shares of common stock (the "Common Stock") of the Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the OTC Bulletin Board on April 13, 2000 of $3.12 per share, was approximately $24,084,141.

Transitional Small Business Disclosure Format (Check one):   Yes ___  No  X

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from the results discussed in such forward-looking statements. See "Description of Business-Cautionary Statements Regarding Forward-Looking Statements."

Item 1. DESCRIPTION OF BUSINESS.

         General.

         Thinking Tools, Inc., a Delaware corporation (the "Company" or "we"), is an information technology and Internet holding and incubating company. In March 2000, through our newly formed wholly-owned subsidiary StartFree.com, Inc., a Delaware corporation ("StartFree"), we acquired (the "Tritium Acquisition") the business and substantially all of the assets and certain of the liabilities of Tritium Network, Inc., a Delaware corporation ("Tritium"). Tritium was formed to provide free Internet access, e-mail and software to users, and offer marketing and advertising opportunities to vendors (the "Tritium Business"). StartFree's model will focus on the acquisition of users through strategic relationships and alliances with businesses. StartFree intends to continue to operate the Tritium Business and pursue opportunities for its growth, as described below. Additionally, we are seeking to enter into strategic transactions with companies in the technology or software fields which have the potential for rapid growth and will increase the value of our current holdings (including the Tritium Business) and future holdings.

         History.

         The Company was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation merged into the Company. References to the Company shall include the Predecessor Corporation.

         The Predecessor Corporation was incorporated in California on December 30, 1993 with a business strategy of developing and marketing business simulation software. In December 1993, the Predecessor Corporation purchased certain assets of the Business Simulation Division (the "Division") of Maxis, Inc. ("Maxis"), a computer game company and creator of the simulation game SimCityTM. The assets acquired from Maxis included the Division's equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes.

         In September 1997, we introduced Think 2000, a Year 2000 business simulation software product. Think 2000 was the first simulation software product which we internally funded, developed and presented to a broad market.

We invested significant resources and capital in the development and commercialization of Think 2000, but changes in marketing conditions and lack of demand for Year 2000 software products had an adverse effect on the success of Think 2000. Accordingly, the lack of success of Think 2000 had a material adverse effect on our business, results of operations and financial condition.

         From our inception until March 1999, we engaged actively in research and development activities and organizational efforts in developing and marketing business simulation software. These activities and efforts included developing and testing software products, recruiting qualified personnel, establishing marketing and manufacturing capabilities and raising capital. However, in light of our experience with Think 2000, we contemplated new business strategies. On April 23, 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel with the exception of certain executive and administrative personnel. During the third quarter of 1999, we formulated a new business strategy to establish ourselves as a global information technology and Internet holding and incubating company. We believe that we will be able to leverage the financial, intellectual and human resources of our board of directors and executive officers towards effecting this strategy.

         Recent Developments.

         On March 7, 2000, we consummated the Tritium Acquisition. In exchange for StartFree's acquisition of substantially all of the assets and certain of the liabilities of Tritium, we (a) issued 1,148,798.5 shares of our Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), of which 979,140.5 shares were delivered to Tritium and 169,658 shares were delivered into escrow to secure certain indemnification obligations of Tritium under the purchase agreement, and (b) assumed certain liabilities and obligations of Tritium. Each share of Series A Preferred Stock is convertible into 10 shares of our common stock, par value $.001 per share (the "Common Stock"). The holders of the Series A Preferred Stock have the right to (i) vote as a class on all matters on which the holders of Common Stock have the right to vote and (ii) cast the number of votes per share that equals the number of whole shares of Common Stock into which each share of Series A Preferred Stock is convertible. The shares of Series A Preferred Stock issued to Tritium are convertible into an aggregate of 11,487,985 shares of the Common Stock (assuming the escrowed shares are released to Tritium).

         In consideration for consulting and advisory services rendered in connection with the Tritium Acquisition, we issued as of December 10, 1999 five year warrants to Global e-Markets to purchase 2,450,000 shares of Common Stock at an exercise price of $.50 per share. Also as consideration for consulting and advisory services relating to the Tritium Acquisition, we issued as of December 10, 1999 five year warrants to each of Fred Knoll and Moshe Zarmi to purchase 549,800 shares of Common Stock and 550,000 shares of Common Stock respectively, at an exercise price of $.50 per share. Mr. Knoll is the general partner of Thinking Technologies, L.P. ("Technologies"), which is one of our principal stockholders, and our Chairman of the Board. Mr. Zarmi is our President and Chief Executive Officer.

         In connection with the amendment of the AdSmart Representation Agreement by and between AdSmart Corporation ("AdSmart") and Tritium (the "AdSmart Agreement"), we issued warrants (the "AdSmart Warrant") to AdSmart to purchase an aggregate of up to 1,262,275 shares of Common Stock from time to time as provided in the AdSmart Warrant, at an exercise price of $.01 per share. Under the original AdSmart Agreement, AdSmart had similar rights to obtain the capital stock of Tritium.

         In connection with the Tritium Acquisition, on March 8, 2000 we issued 200 shares of our Series B Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), to Fred Knoll. The holder of the Series B Preferred Stock is entitled to elect seven (7) directors to our Board during the period ending March 7, 2002 and to elect five (5) directors to the Board or such number as will constitute a majority of the Board during the period from March 8, 2002 through March 7, 2005. In addition, the Company, Technologies, Fred Knoll, Tritium and certain of its stockholders entered into a voting agreement governing, among other things, the election and number of our directors. Pursuant to this agreement, the parties agreed to vote the securities owned by them to elect five (5) designees of the Series B Preferred Stock and two (2) designees of Michael Lee, the founder and principal stockholder of Tritium. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

         Products and Services.

         Through StartFree, we provide consumers free Internet access that is primarily supported by advertising revenues. In exchange for free Internet access, users substitute the StartFree network for their current Internet service provider ("ISP") and use StartFree's proprietary advertising based dial-up AdVue software ("AdVue") to access the Internet. As part of the dial-up function, the advertising application is automatically launched each time the user logs onto the Internet. When a user goes online via the StartFree's network (the "StartFree Internet Network"), StartFree's AdVue application is launched automatically thereby occupying the lower 10% of the user's computer screen to display billboard-like advertisements. Each advertisement appears for a thirty-second interval before it is replaced with a different advertisement provided by AdSmart via a rolling "ticker-scroll." The advertisements on the StartFree Internet Network are interactive and offer users a direct link to the advertiser's web page.

         StartFree generates revenues from its advertisers and vendors who place advertisements through the StartFree Internet Network. StartFree is party to an advertising representation agreement with AdSmart pursuant to which AdSmart received the AdSmart Warrant in exchange for (a) the procurement of advertisements for the StartFree Internet Network and (b) a guarantee of StartFree's advertising revenues. Under the AdSmart Agreement, AdSmart guarantees to StartFree a base Cost Per Thousand ("CPM") of up to $3.00 for every one thousand (1,000) advertisements displayed depending on the click-through rate, regardless of the CPM charged to, or collected from, advertisers by AdSmart. If AdSmart's sales exceed the $3.00 base CPM per month, StartFree retains 65% of the amount over $3.00 and

AdSmart retains 35% of the amount over $3.00. Additionally, StartFree has the option of withholding up to 25% of its advertising inventory from the AdSmart Agreement and procuring such advertising from any non-competing advertising network source or from internal sales.

         StartFree also offers its users free e-mail service and maintains a database which records user preferences. User preferences are collected by recording information provided by users in response to (i) StartFree's user registration form and (ii) monthly on-line surveys conducted by StartFree. StartFree uses such data to provide vendors with a targeted demographic profile for increasing the effectiveness of their advertisements. StartFree also has the capability to offer co-branded advertising content with vendors and to control the first web page viewed by a StartFree user logging onto the Internet via the StartFree Internet Network.

         The Tritium Business was launched by Tritium in January 2000. As of March 31, 2000, StartFree was operational in Atlanta, Boston, Chicago, Dallas, Los Angeles, New Hampshire, New York City, Philadelphia, San Francisco and Washington D.C.

         StartFree's business model is unproven and a number of other businesses offering free Internet access have failed. Since StartFree only began offering Internet access in the ten markets listed above, it has a limited operating history, which makes it difficult to evaluate its performance. This risk is particularly acute because, unlike traditional ISPs, StartFree does not have a measurable and predictable revenue stream from user access fees. StartFree's model is intended to focus on the acquisition of users through strategic relationships and alliances with businesses. There can be no assurance that this business model will result in profitable operations and be able to generate sufficient revenue streams to support its current operations and growth strategy.

         Growth Strategy.

         General. We have a two-fold growth strategy. First, we are seeking to enter into strategic transactions with companies in the technology or software fields, whether by merger, acquisition or otherwise, which have the potential for rapid growth and will increase the value of our current holdings (including the Tritium Business) and future holdings. Second, we are seeking to expand the business and operations of our existing holdings, including the Tritium Business.

         Strategic Transactions. We are seeking to make acquisitions or undertake other business combinations that can increase the value of our current or planned business activities. Such acquisitions or business combinations may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

         - disruption of our ongoing business and diversion of resources and management time;

         -  unforeseen obligations or liabilities;

         -  difficulty assimilating the acquired operations and personnel;

         - risks of entering markets in which we have little or no direct prior experience;

         - potential impairment of relationships with employees or users as a result of changes in management; and

         - potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

         We cannot assure you that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot assure you that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected.

         Tritium Business. StartFree plans to expand the Tritium Business by (a) creating alliances and joint ventures with, among others, corporations, foreign small ISPs, not-for-profit corporations and banks through its StartFree Internet Network advertising and database capabilities, (b) increasing its user base in its current markets, (c) attracting users in new markets, including the European and Asian markets and (d) aligning itself with our future holdings to produce synergies. We hope to create alliances with vendors through StartFree's ability to (i) offer co-branded advertising content with its vendors and (ii) provide sponsors with targeted advertising opportunities based on StartFree's ability to generate user demographics from its network database. Additionally, we believe that the proposed acquisition of AdSmart by Engage Technologies, a majority owned operating company of CMGI, Inc., may allow us to procure higher value advertisements through the integration of StartFree's aggregate user data with Engage's profiling methodologies.

         Competition.

         General. We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting transactions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of any of our competitors. There can be no assurance that such prospects will permit us to satisfy our stated business objectives.

         Tritium Business. StartFree competes for Internet users, advertising customers and port/dial-up facility availability.

         Internet users. We believe that the primary competitive factors determining success in the market for Internet users include a reputation for reliability of service, effective customer support, pricing, easy-to-use software and scope of services. Other important factors include the timing and introduction of new products and services and industry as well as general economic trends, including increased demand for both free and paid Internet access. While we believe that we compete favorably with respect to these factors, numerous competitors may have an advantage over us with respect to specific factors. We currently compete with established online service and content providers, such as America Online, The Microsoft Network, independent national ISPs such as EarthLink, MindSpring and Prodigy, numerous regional and local commercial ISPs, and portals and search engines such as Yahoo! and Alta Vista (which also recently has entered the free Internet access market). Some of these providers offer significantly greater customer support and scope of services than we currently offer, such as instant messaging and online content. We also compete against other companies that offer free Internet access services or free products, such as personal computers, bundled with, or as promotions for, access services, and we expect that more companies will begin to offer such services or products in the future. We also compete with, and expect increased competition from, telecommunications service providers, such as AT&T, GTE and MCI WorldCom. These companies generally have far greater resources, distribution channels and brand awareness as well as lower costs because they control the telecommunications services we are required to purchase. This cost advantage, which could result in significant discounts to the user, could significantly increase competitive pressures on us. We also believe that new competitors, including large computer hardware and software, media and telecommunications companies, will continue to enter the Internet access market and that our competition will increase as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. Diversified competitors may also bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage.

         We also face competition from companies that provide broadband connections to users' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may use broadband technologies to include Internet access or business services such as hosting a user's individual Web-site in their basic bundle of services or may offer Internet access or business services for little or no additional charge. Broadband technologies enable users to access the Internet at much faster speeds than the dial-up service we currently offer. While the market for the provision of free broadband access is still an emerging market, we believe that this market will continue to grow and pose an increasingly significant source of competition. We may provide free broadband access once this market matures.

         Advertising Customers. We believe that the primary competitive factors determining success in the market for advertising customers include:

         -  the size and demographic profile of a user base;

         -  the ability to target users based on specific demographic criteria;

         -  pricing; and

         -  geographic coverage.

         Because of our relationship with AdSmart, we believe that we compete favorably with respect to these factors. However, numerous of our competitors may have an advantage over us with respect to specific factors. We compete for Internet advertising and sponsorship revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies which facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical, sales and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in advertiser requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising and sponsorship customers. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

         We believe that StartFree is positioned favorably to compete in the market for Internet users and advertisers. StartFree differentiates itself from other subscriber based ISP's by providing users with (a) free unlimited Internet access; (b) free e-mail service; (c) an open platform to any Internet application or software; (d) free StartFree dial-up Internet software; and (e) free copies of Netscape, Internet Explorer, Eudora Lite and Net Nanny software. Additionally, StartFree plans to enhance its competitive position by providing other co-bundled software packages and leveraging its pending patents on bandwidth management to improve the speed of users' connections and its pending patent on the free Internet access business model.

         StartFree differentiates the StartFree Internet Network from other advertising media by providing advertisers with (a) demographic profile of registered users via the StartFree Internet Network database; (b) a captive audience for advertisements which appear continuously during a user's Internet session as opposed to appearing only when a user accesses a specific web site;
(c) StartFree's ability to control the first web page viewed by a user upon initiating an Internet session; (d) advertisements providing direct links to the advertiser's web page; (e) the ability to offer co-branded advertisements with StartFree; (f) advertisements which appear as a "billboard" on the bottom of a user's screen and rotate every thirty seconds via a "rolling ticker" as opposed to static, page-based banner advertisements; and (g) the base application to which additional multi-media plug-ins can be built in or delivered unobtrusively which results in increased applications for advertisers' creative works. StartFree intends to increase its media offerings by providing richer media and video advertisements in conjunction with the development of its bandwidth management technologies. We believe our competitive position is also enhanced by being one of the few free ISPs which has a guaranteed advertising revenue arrangement.

         There are no assurances that StartFree will be able to compete favorably or at all with other ISPs for users and advertising customers.


         Suppliers.

         StartFree has two principal suppliers, Level 3 Communications ("Level 3"), which provides dial-up facilities, and Intermedia Communications Inc., which provides the Internet backbone connections. Although Level 3 has a reported six-month wait-list to sign up for additional port facilities, StartFree has reserved with Level 3 sufficient facility allocations to handle its expected needs in the foreseeable future and will continue to increase its future reservations in advance of its growth projections. Although StartFree has secured port pricing prior to recent price adjustments, there is no guarantee that this pricing will remain fixed or that such facilities will be available in the future. Such changes could affect StartFree's growth and/or impact profit margins.

         Dependence on Customers.

         Tritium Business. As of the date hereof, StartFree is dependent upon AdSmart to generate advertising sponsors for the StartFree Internet Network. The failure of AdSmart to generate sufficient advertising sponsors or to perform its obligations under the AdSmart Agreement or lower than expected performance of the AdVue application resulting in diminished base revenues would have a material adverse effect on our results of operations, financial condition and ability to continue as a going concern.

         Proprietary Rights.

         We believe that our success (including the success of StartFree) is in part dependent upon internally developed technologies and trademarks, which we protect and will protect through a combination of patent, copyright, trade secret and trademark law.

         We have retained our proprietary rights in our discontinued products, including without limitation, Think 2000 and the business simulation software acquired from Maxis. Prior to the Tritium Acquisition, Tritium filed in the United States Patent and Trademark Office (a) trademark registrations for the trademarks "Tritium," "Tritium Network" and "Powered by Tritium"; (b) a service mark registration for the service mark "Access the Future" which is pending ; and (c) patent applications for United States Patent Application Serial No. 08/758,872 filed on December 2, 1996 and entitled "Dead-Bandwidth Information System", and the divisional application based thereon regarding the provision of free access business model, identified as United States Patent Application Serial No. 09/503,794 filed on February 14, 2000 (collectively, the "Tritium Property"). As part of the Tritium Acquisition, Tritium assigned its rights in the Tritium Property to StartFree.

         We enter into confidentiality agreements with our employees, consultants and commercial partners and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our attempts to protect our proprietary rights from unauthorized use, disclosure and misappropriation, parties may attempt to disclose, obtain or use our technologies. We cannot be certain that the steps we have taken to protect our proprietary rights will prevent unauthorized use, disclosure or misappropriation, particularly in foreign countries where the laws or law enforcement may not protect its proprietary rights as fully as in the United States. In addition, third parties may develop independently similar know-how and products. Such unauthorized use, disclosure, misappropriation or development of similar know-how may have a material adverse effect on our results of operations and financial condition.

         We cannot be certain that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. In particular, there can be no assurance that any of our patent, trademark or copyright applications, now pending or to be filed in the future, will be approved. Even if they are approved, they may be successfully challenged by others or invalidated. Such non-approval or invalidation of intellectual property rights may have a material adverse effect on our results of operations and financial condition.

         Furthermore, third parties may assert infringement claims against us. We have no reason to believe that we are infringing upon the proprietary rights of a third party. However, from time to time, we may be subject to claims in the ordinary course of business, including claims of alleged infringement by us or our Internet of the trademarks, patents and other intellectual property rights of third parties. Any such claims, or resulting litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we were to prevail in litigation, such litigation would be time consuming, expensive to defend and divert management's time and attention, any of which could materially adverse effect our business, results of operations and financial condition. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents or other intellectual property unless we enter into arrangements with such third parties, which may be unavailable on commercially reasonable terms.

         Government Regulation.

         General. We are subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. We believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any material noncompliance.

         Tritium Business. The law relating to the Internet business and operations is evolving and no clear precedents have been established. In addition, a number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning online content, user privacy, taxation, parental consent for access by their minor children, access charges, liability for third-party activities, bulk e-mail or "spam", encryption standards, online sales of goods and services, domain name registration and use, copyright infringement, and other intellectual property issues.

         Regulation of Content and Access. A variety of restrictions on content and access, primarily as they relate to children, have been enacted or proposed. The Children's Online Privacy Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors, unless access to this material is blocked to persons under 17 years of age. In addition, the Federal Telecommunications Act of 1996 imposes fines on any entity that knowingly permits any telecommunications facility under such entity's control to be used to make obscene or indecent material available to minors via an interactive computer service. Numerous states have adopted or are currently considering similar types of legislation. In addition, laws have been proposed which would require ISPs to supply, at cost, filtering technologies to limit or block the ability of minors to access unsuitable materials on the Internet. Because of these content restrictions and potential liability to us for materials carried on or disseminated through our systems, we may be required to implement measures to reduce our exposure to liability.

         User Privacy Issues. Internet user privacy has become an issue both in the United States and abroad. Some commentators, privacy advocates and government bodies have recommended or taken actions to limit the use of personal profiles or other personal information by those collecting such information, particularly as it relates to children. For example, the Children's Online Privacy Protection Act of 1998 requires, among other things, that online operators obtain verifiable parental consent for the collection, use, or disclosure of personal information from children. The Act further mandates that the Federal Trade Commission publish regulations for the collection of data from children by commercial Web-site operators. We cannot predict the exact form of the regulations that the FTC may finally adopt.

         Internet Taxation. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Recently, the Internet Tax Information Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of Internet commerce and as a result could make it cost-prohibitive to operate our business.

         Telecommunications Regulation. As an ISP, we are not currently directly regulated by the Federal Communications Commission ("FCC") or any other agency, other than regulations applicable to businesses generally. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that ISPs should be classified as unregulated "information service providers", rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996. This finding is important because it means that regulations that apply to telephone companies and similar carriers do not apply to us. We also are not required to contribute a percentage of our gross revenues to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries, and some health care providers. The FCC action is also likely to discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

         Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated.

         We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges. The FCC has ruled that connections linking end users to their ISPs are jurisdictionally interstate rather than local, but the FCC did not subject such calling to the access charges that apply to traditional telecommunications companies. Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the application of access charges to ISPs because this would substantially increase the cost of using the Internet. Since the largest component of our operating costs is comprised of telecommunications costs, any increase in such costs would have a material adverse effect on our gross margins and revenues.

         State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent local exchange carriers that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of these services. We cannot assure you that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

         Federal and State Taxes - Acquisitions, Mergers, Asset Purchases. As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. We will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to ourselves, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

         Research and Development Expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Environmental Compliance.

         We have not incurred any materials costs necessary for compliance with environmental laws.

         Employees.

         As of December 31, 1999, we employed one (1) person, Moshe Zarmi, our President and Chief Executive Officer. In addition, Fred Knoll, Patricia Kessler and Charles Isaacs provide certain services on a consulting basis. As of March 31, 2000, after giving effect to the Tritium Acquisition, we (including StartFree) employed eight (8) people. StartFree's employees include its president, chief technological officer, vice president of network operations, senior engineer, vice president of marketing, an office manager, an advisor and a network administrator None of our employees are represented by a labor organization, and we consider our relationship with our employees to be good.

         We are largely dependent upon the personal efforts of our senior management, particularly Moshe Zarmi, our President and Chief Executive Officer, Fred Knoll, our Chairman, and Michael Lee, StartFree's President. Each of these persons can terminate his employment at any time. The loss or unavailability of any of these persons or our inability to attract and retain qualified employees (including senior management) to operate the business and implement our growth strategies could have a material adverse effect on our results of operations and financial condition. There is no assurance that we will be able to attract and retain qualified employees (including senior management) to operate the business and implement our growth strategies.

         Cautionary Statements Regarding Forward-Looking Statements.

         Statements in this Annual Report on Form 10-KSB under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as statements made in press releases and oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the risk factors described elsewhere in this Annual Report on Form 10-KSB.

Item 2. DESCRIPTION OF PROPERTY.

         Our principal offices are located at 200 Park Avenue, New York, New York, where all executive functions at performed. StartFree leases premises located at 9356 Montgomery Road, Suite 200, Cincinnati, Ohio, where the operations of the Tritium Business are performed and its Internet network is located. It leases this premises of approximately 2,000 square feet and pays annual rent of $21,000 under a month-to-month lease.

         In May 1999, we vacated our former principal offices which were located at One Lower Ragsdale Drive, 1-250, Monterrey, California 93940. We had leased approximately 5,046 square feet at this location pursuant to a lease which expired in September 1999. We made lease payments in the amount of $38,000 under such lease during 1999 including common area charges. In December 1997, we restructured and consolidated our operating facilities and closed one of our offices located at 6541 Via Del Oro, San Jose, California 95119. We subleased these premises in March 1998. The sublessor is currently paying all lease payments, but we retain the responsibilities of the lease. The lease expires on April 30, 2001. We do not anticipate any additional lease payments during the year ending December 31, 2000.


Item 3. Legal Proceedings.

         We are not involved in any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our security holders for a vote during the year ended December 31, 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TSIM." Our Common Stock traded on the Nasdaq SmallCap Market from October 25, 1996 until October 7, 1998.

         The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board for the period commencing January 1, 1998, and ending on December 31, 1999.

             Period                                  High                 Low
             ------                                  ----                 ---
             Fiscal 1999
             First Quarter                           1.34                .22
             Second Quarter                           .44                .19
             Third Quarter                            .80                .31
             Fourth Quarter                          4.00                .51

             Fiscal 1998
             First Quarter                           6.37               2.50
             Second Quarter                          4.50               1.31
             Third Quarter                           3.56                .43
             Fourth Quarter                            .5                .09

         On October 7, 1998, Nasdaq delisted our stock from the Nasdaq SmallCap Market due to our failure to maintain compliance with certain quantitative requirements. The effects of delisting include, without limitation, the limited release of market prices of our securities, limited news coverage of us, and restriction of investors' interest in us, and may adversely materially affect the trading market and prices for our securities, thereby affecting our ability to issue additional securities or secure additional financing.

         In addition, our securities are penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990. Additional disclosure is required in connection with trading in our securities, including determination of a purchaser's suitability and delivery of a disclosure schedule explaining the nature and risk of the penny stock market. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. Such requirements could severely limit the liquidity of our securities. Although there is no assurance that our securities will become listed again on the Nasdaq SmallCap Market, we intend to reapply when we are able to comply with Nasdaq's listing requirements.

         The number of holders of record for our Common Stock as of December 31, 1999 was approximately fourteen (14). This number excludes individual stockholders holding stock under nominee security position listings.

         We did not pay any dividends on the Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business.

         Sales of Unregistered Securities. In the past three years, we have made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "Securities Act"), pursuant to
Section 4(2) thereof or as otherwise indicated herein.

         In November 1998, we granted Technologies the right to purchase 350 units (each, a "Bridge Unit") for $1,000 per Bridge Unit (the "1998 Bridge Financing"). Each Bridge Unit consisted of a Secured Convertible Note in the principal amount of $1,000 and earning interest at a rate of 10% per annum (each, a "Bridge Note") and a warrant to purchase 200 shares of the Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Bridge Warrant"). Each Bridge Note was convertible into 5,000 shares of the Common Stock, and upon conversion of each Bridge Note, a Bridge Warrant was to be terminated without any further consideration. Technologies purchased approximately 393 Bridge Units for an aggregate purchase price of $392,992.14. As of December 31, 1999, Technologies had converted all of the 393 Bridge Notes (including accrued interest and expenses incurred by Technologies in an amount equal to $69,000) into 1,964,961 shares of our Common Stock. There are no Bridge Units currently outstanding.

         Proceeds of the 1998 Bridge Financing were used for working capital and general corporate purposes. In connection with the 1998 Bridge Financing, we agreed to reimburse Technologies for certain expenses incurred by it in performing advisory and consulting services relating to a strategic transaction.

         In July 1999, we sold 150 units (the "Gem Units") to Gem Management Limited ("Gem") for an aggregate purchase price of $150,000 (the "Gem Financing"). Each Gem Unit consisted of an Unsecured Convertible Note in the principal amount of $1,000 and earning interest at a rate of 10% per annum (each, a "Gem Note") and a warrant to purchase 30 shares of our Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Gem Warrant"). Each Gem Note was convertible into 5,000 shares of the Common Stock, and upon conversion of each Gem Note a Gem Warrant was to be terminated without any further consideration. As of December 31, 1999, Gem had converted approximately 155.5 Gem Notes (including accrued interest in an amount equal to $5,500) into 777,518 shares of Common Stock. There are no Gem Units currently outstanding. Proceeds of the Gem Financing were used for working capital and general corporate purposes.

         Effective as of December 10, 1999, Mr. Knoll agreed to exchange accrued salary of $176,450 owed to him by us for options to purchase 352,900 shares of Common Stock at a purchase price of $0.50 per share. Also, effective as of December 10, 1999 in connection with consulting and advisory services rendered in connection with the Tritium Acquisition, we issued (i) warrants to Global e-Markets to purchase 2,450,000 shares of Common Stock at an exercise price of $.50 per share, (ii) warrants to Mr. Knoll to purchase 549,800 shares of Common Stock at an exercise price of $.50 per share; and (iii) warrants to Mr. Zarmi to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share.

         In November and December 1999, we entered into financing agreements with outside investors. Such investors agreed to purchase an aggregate of 2,000,000 shares of Common Stock for $1,000,000, $500,000 of which was advanced to Tritium pursuant to a bridge note and $100,000 of which was advanced to the Company for working capital. On March 7, 2000, upon the closing of the Tritium Acquisition, the outstanding bridge note and advance were repaid, and a total of 2,300,000 shares of Common Stock was purchased by investors for $1,150,000.

         On March 7, 2000, in connection with the Tritium Acquisition, we issued
(i) 1,148,798.5 shares of Series A Preferred Stock to Tritium, which shares are convertible into an aggregate of 11,487,985 shares of Common Stock at such time as we increase the authorized number of shares of Common Stock; (ii) 200 shares of Series B Preferred Stock to Mr. Knoll, which shares are convertible into 200 shares of Common Stock at any time or automatically after March 7, 2005; and
(iii) warrants to AdSmart to purchase an aggregate of 1,262,275 shares of Common Stock at an exercise price of $.01 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10- KSB.

         Overview.

         From our inception through April 1999, we engaged in research and development activities including the development of our initial products (developing and marketing simulation software), recruiting personnel, establishing marketing and manufacturing capabilities and raising capital. To date, we have not generated substantial revenues from the sale of our products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts.

         During 1998, we focused primarily on the commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 was the first simulation product that we funded and brought to a broader market. We made a significant investment in the development and commercialization of Think 2000. However, change in market conditions resulted in a lack of interest in Y2K products and thus culminated in the failure to successfully commercialize Think 2000.

         In March 1999, in light of the changes in market conditions and our failure to commercialize Think 2000, we eliminated substantially all of our operations and terminated all personnel other than those required to perform certain executive and administrative functions. We have retained the technology underlying the products that we discontinued.

         During the second half of 1999, we moved forward with our new strategy to establish ourselves as a global information technology and Internet holding and incubating company. We focused on locating and entering into transactions with existing, public or privately-held companies which, in our view, have growth potential and may be involved in the software or technology industry (a "Target Business").

         In March 2000, we consummated the Tritium Acquisition.

         We intend to continue to seek to enter into additional transactions with Target Businesses. To that end, we are currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of our Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation.

         Results of Operations.

         Comparison of Years Ended December 31, 1999 and 1998.

         Revenues. Revenues for the year ended December 31, 1999 decreased by $266,000 or 74% to $92,000 from $358,000 for the year ended December 31, 1998.
During 1998 and during the first quarter of 1999, our revenues consisted primarily of sales of our software product.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $766,000, or 35%, for the year ended December 31, 1999, to $2,981,000 from $2,215,000 for the year ended December 31, 1998. Selling, general and administrative expenses consisted primarily of nonrecurring noncash stock compensation expense of approximately $2,877,000 in connection with the Tritium Acquisition, the 1998 Bridge Financing, and the Gem Financing during 1999. Additionally, approximately $261,000 of accrued 1998 bonuses will not be advanced and the adjustment is reflected as a reduction in total costs of Selling, General and Administrative Expenses.

         Research and Development. Research and development expenses for the year ended December 31, 1999 decreased by $1,306,000, or 92%, to $121,000 from $1,427,000 for the year ended December 31, 1998. Research and development costs consisted primarily of wages and benefits. The 1999 decrease in research and development expense was due primarily to closing the Monterey facility and shifting to the commencement of our new business strategy.

         Interest Income. Interest income for the year ended December 31, 1999 decreased by $48,000 or 100% from $48,000 for the year ended December 31, 1998 to nil. The interest earned decreased primarily due to a reduction in the balance of proceeds raised from our initial public offering in 1996. These funds were the sole generator of interest earned from 1996 through 1998.

         Interest Expense. Interest expense for the year ended December 31, 1999 increased by $276,600, to $276,800, from $200 for the year ended December 31, 1998. The increase was due to the interest expense associated with the 1998 Bridge Financing and the Gem Note and the interest attributable to the beneficial conversion feature.

         Other Expenses, Net. Other expenses for the year ended December 31, 1999 decreased by 248,000 or 100%, to nil from $248,000 for the year ended December 31, 1998. These expenses were primarily due to the write-offs associated with deferred stock compensation and the losses on sales of certain fixed assets and from the impairment of fixed assets. There were no expenses of this nature in 1999.

         Net Loss. As a result of the foregoing, net loss for the year ended December 31, 1999 decreased by $198,000 or 6% to $3,286,000 from $3,484,000 for the year ended December 31, 1998.

         Liquidity and Capital Resources.

         To date, our operations have been funded primarily through private sales of debt and equity securities and our initial public offering of securities consummated in 1996.

         Since our inception and through December 31, 1999, we incurred cumulative losses aggregating approximately $15,496,000 and have not experienced any quarter of profitable operations. We expect to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with launching the Tritium Business (Startfree.com) and our continued efforts towards locating Target Business. The primary uses of cash have been to fund basic overhead expenses while we pursued Target Business and developed potential outside sources to provide necessary funds to continue our strategy of locating new Target Businesses.

         At December 31, 1999, we had cash and cash equivalents of approximately $112,000, a negative working capital of approximately $323,000 and a shareholders' deficiency of approximately $354,000. At December 31, 1999, we had long-term liabilities of approximately $5,000 outstanding.

         Our operating activities used cash of approximately $434,000 and $2,585,000 in 1999 and 1998, respectively. The funds were used for our product development and to fulfill general operating expenses during 1998.

         Our financing activities generated cash of approximately $531,000 for the year ended December 31, 1999 and used cash of approximately $3,000 for the year ended December 31, 1998.

         We anticipate that our expenses will increase as we attempt to expand our business and locate and enter into transactions with Target Businesses. We expect to continue to incur losses for the foreseeable future. Our capital requirements will depend upon the numerous contingencies associated with early stage companies, including the ability of StartFree or any other Target Business to generate revenues. Our continued existence is dependent on our ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. We also expect to incur significant charges to income in connection with our recent acquisition of Tritium and the warrants issued in connection therewith. The Report of Independent Accountants for the year ended December 31, 1999 includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern.

         The costs we have incurred related to Year 2000 compliance have not been material to our business, results of operations or financial condition. We have experienced no Year 2000 problems. In the event that we do encounter such problems (either within our own systems or with regard to a prolonged data communication, telecommunications or electrical failure), we could be required to expend additional resources or lose revenues.

Item 7. Financial Statements

         The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements" at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         We filed a Form 8-K with the Securities and Exchange Commission with a Report Date of July 23, 1999, in connection with the resignation of Deloitte & Touche LLP ("Deloitte") as the Company's independent accountants, effective as of the close of business July 16, 1999. Deloitte's report on the Company's financial statements during the past two years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. Deloitte had not issued a report on the Company's financial statements for the year ended December 31, 1998. For the year ended December 31, 1997, Deloitte's report on the Company's financial statements was unqualified and included an explanatory paragraph concerning certain factors which raise substantial doubt about the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period through the date of Deloitte's resignation, there had been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the two most recent fiscal years and through July 16, 1999, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

         A Form 8-K was filed on August 17, 1999 in connection with the engagement of Druker, Rahl & Fein as our independent accountants.

         PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required to be disclosed under this item will be incorporated by reference from either the Company's definitive proxy statement if filed by April 29, 2000 or by amendment to this Form 10-KSB prior to April 30, 2000.

         Item 10. Executive Compensation.

         The information required to be disclosed under this item will be incorporated by reference from either the Company's definitive proxy statement if filed by April 29, 2000 or by amendment to this Form 10-KSB prior to April 30, 2000.

         Item 11. Security Ownership of Certain Beneficial Owners and
Management.

         The information required to be disclosed under this item will be incorporated by reference from either the Company's definitive proxy statement if filed by April 29, 2000 or by amendment to this Form 10-KSB prior to April 30, 2000.

         Item 12. Certain Relationships and Related Transactions.

         The information required to be disclosed under this item will be incorporated by reference from either the Company's definitive proxy statement if filed by April 29, 2000 or by amendment to this Form 10-KSB prior to April 30, 2000.

         Item 13. Exhibits, List and Reports on Form 8-K.

         The information required to be disclosed under this item will be incorporated by reference from either the Company's definitive proxy statement if filed by April 29, 2000 or by amendment to this Form 10-KSB prior to April 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THINKING TOOLS, INC.

By:  /s/ Moshe Zarmi
      Name:  Moshe Zarmi
     Title:     President, Chief Executive Officer and Director

Date:  April 14, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company in the capacities and on the dates indicated.

/s/ Moshe Zarmi
----------------------------
Name: Moshe Zarmi
Title: President, Chief Executive
       Officer and Director

/s/ Marc Cooper
----------------------------
Marc Cooper, Director

Dated:  April 14, 2000


----------------------------
Esther Dyson, Director

Dated: April 14, 2000

/s/ Frederick Gluck
-----------------------------
Frederick Gluck, Director

Dated: April 14, 2000

/s/ Fred Knoll
----------------------------
Fred Knoll, Director

Dated: April 14, 2000


---------------------------
Dr. Ted Prince, Director

Dated: April 14, 2000


----------------------------
Fran Saldutti, Director

                              THINKING TOOLS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                                       Page
                                                                      Number

INDEPENDENT AUDITORS' REPORT............................................F-2-3

FINANCIAL STATEMENTS

         Balance Sheets...................................................F-4

         Statements of Operations.........................................F-5

         Statements of Shareholders' Deficiency...........................F-6

         Statements of Cash Flows.........................................F-7

         Notes to Financial Statements.................................F-8-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DRUKER, RAHL & FEIN



Hamilton, New Jersey

March 15, 2000

                              THINKING TOOLS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

(In thousands, except share and per share amounts)

                                                     1999           1998
                                                 ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and equivalents                          $        112   $          2
   Accounts receivable                                     --             53
                                                 ------------   ------------
      Total current assets                                112             55

PROPERTY AND EQUIPMENT, Net                                10             56

OTHER ASSETS
   Deposits and other assets                               64             12
                                                 ------------   ------------
TOTAL ASSETS                                     $        186   $        123
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                              $        232   $        282
   Accrued expenses                                       203            638
   Notes payable                                           --             85
   Deferred revenues                                       --             22
   Current portion of capital lease obligations            --              3
                                                 ------------   ------------
      Total current liabilities                           435          1,030

LONG TERM DEPOSITS                                          5             10
                                                 ------------   ------------
      Total liabilities                                   440          1,040
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

INVESTOR ADVANCE                                          100             --
                                                 ------------   ------------
SHAREHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value;
    3,000,000 shares authorized; no
    shares issued and outstanding                          --             --
   Common stock, $.001 par value;
    20,000,000 shares authorized;
    shares issued and outstanding;
    7,384,237 at 1999 and 4,641,758
    at 1998              `                                  7              5
   Additional paid-in capital                          16,010         11,288
   Deferred Stock Compensation                           (875)            --
   Accumulated deficit                                (15,496)       (12,210)
                                                 ------------   ------------
      Total shareholders' deficiency                     (354)          (917)
                                                 ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY   $        186   $        123
                                                 ============   ============


                       See notes to financial statements.

                              THINKING TOOLS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

(In thousands, except per share amounts)

                                                     1999           1998
                                                 ------------   ------------
REVENUES
   Product                                       $         92   $        358
                                                 ------------   ------------

OPERATING EXPENSES
   Selling, general and administrative                  2,981          2,215
   Research and development                               121          1,427
                                                 ------------   ------------

      Total operating expenses                          3,102          3,642
                                                 ------------   ------------

LOSS FROM OPERATIONS                                   (3,010)        (3,284)
                                                 ------------   ------------

OTHER INCOME (EXPENSE)
   Interest expense                                      (276)            --
   Interest income                                         --             48
   Other expense                                           --           (248)
                                                 ------------   ------------

      Total other expense                                (276)          (200)
                                                 ------------   ------------

NET LOSS                                         $     (3,286)  $     (3,484)
                                                 ============   ============

BASIC AND DILUTED NET LOSS PER SHARE             $      (0.67)  $      (0.75)
                                                 ============   ============


SHARES USED IN CALCULATION OF NET
 LOSS PER SHARE                                  $      4,870   $      4,642
                                                 ============   ============


                       See notes to financial statements.

                              THINKING TOOLS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(In thousands, except per share amounts)

                                                                                                                      Total
                               Common Stock               Additional          Deferred                            Shareholders'
                       ---------------------------         Paid-in             Stock           Accumulated           Equity
                         Shares           Amount           Capital          Compensation         Deficit          (Deficiency)
                       ----------       ----------        ----------        ------------       -----------        -------------
BALANCES,
   January 1, 1998      4,641,758       $        5        $   11,288        $       (198)      $    (8,726)       $       2,369

Amortization of
 deferred stock
 compensation                  --               --                --                 198                --                  198

Net loss                       --               --                --                  --            (3,484)              (3,484)
                       ----------       ----------        ----------        ------------       -----------        -------------

BALANCES,
   December 31, 1998    4,641,758                5            11,288                  --           (12,210)                (917)

Interest attributable
 to beneficial
 conversion feature            --               --               247                  --                --                  247

Conversion of notes
 payable into
 common stock           2,742,479                2               546                  --                --                  548

Stock compensation
 relating to
  warrants                     --               --             1,375                  --                --                1,375
  option grants                --               --             2,554                (875)               --                1,679

Net Loss                       --               --                --                  --            (3,286)              (3,286)
                       ----------       ----------        ----------        ------------       -----------        -------------

BALANCES,
   December 31, 1999    7,384,237       $        7        $   16,010        $       (875)      $   (15,496)       $        (354)
                       ==========       ==========        ==========        ============       ===========        =============



                      See notes to financial statements.

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (In thousands)

                                                        1999           1998
                                                    ------------   ------------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

   Net Loss                                         $     (3,286)  $     (3,484)

   Adjustments to reconcile net loss to net cash used in operating activities

      Depreciation                                             1             80
      Impairment of assets                                    --            113
      Loss on sale of property and equipment                  --             26
      Stock Compensation Expense                           2,877            198
      Interest expense and interest attributable
       to beneficial conversion feature on bridge
       notes payable converted to stock                      277             --
      Cancelation of accrued employee bonuses               (261)            --
   Changes in assets and liabilities:
      Accounts Receivable                                     53            (45)
      Prepaid expenses and other assets                      (64)           150
      Accounts payable                                       (50)            82
      Accrued Expenses                                        41            273
      Deferred Revenues                                      (22)            22
                                                    ------------   ------------
   Net cash provided (used) by operating activities         (434)        (2,585)
                                                    ------------   ------------

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES

   Proceeds from sale of equipment                            13             --
   Purchases of property and equipment                        --             (7)
                                                    ------------   ------------
   Net cash provided (used) by investing activities           13             (7)
                                                    ------------   ------------

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES

   Advance from investor                                     100             --
   Principal payments on notes payable                        --            (88)
   Proceeds from issuance of convertible bridge notes        434             85
   Principal payments on capital lease obligations            (3)           (10)
   Proceeds from long term deposits                           --             10
                                                    ------------   ------------
   Net cash provided (used) by financing
    activities                                               531             (3)
                                                    ------------   ------------
Net Increase (Decrease) in cash                              110         (2,595)
                                                    ------------   ------------
CASH AND EQUIVALENTS, beginning of year                        2          2,597
                                                    ------------   ------------
CASH AND EQUIVALENTS, end of year                   $        112   $          2
                                                    ============   ============

SUPPLEMENTAL, SCHEDULE OF NONCASH OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible bridge notes to stock
      Proceeds of issuance                          $        519   $         --
      Accumulated interest                                    29             --
      Interest attributable to beneficial
       conversion feature                                    247             --
   Grant of stock option to satisfy liability
    for consulting compensation                              177             --
   Equipment given in satisfaction of liabilities             32             --


                       See notes to financial statements.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

1.   BUSINESS AND BASIS OF PRESENTATION

Business - Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation was merged with and into the Company. References herein to the "Company" include the Predecessor Corporation.

The Company was formed on December 30, 1993, to purchase certain assets of the Business Simulation Division (the "Division") of Maxis, Inc., a leading computer game company and creator of the simulation game SimCity(TM). Through the purchase agreement with Maxis, Inc., the Company acquired the Division's equipment, staff, work-in-progress, customers, prospective customers, software tools, libraries and processes. The Company's products included SimRefinery, a refinery simulation product, SimHealth, a health care reform simulation product and TelSim, a local telephone exchange simulation product.

The Company commenced operations in December 1993 to develop and market business simulation software. From its inception until March 1999, the Company was engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, and establishing marketing and manufacturing capabilities and raising capital. The Company commenced commercial activities in January 1994, but to date has not generated substantial revenues from the sale of its products.

In September 1997, the Company introduced Think 2000, the first simulation product that the Company internally funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000, but changes in market conditions for products relating to the Year 2000 issue and the Company's failure to successfully commercialize Think 2000 had a material adverse effect on the Company.

From November 1998 through December, 1999, the Company received approximately $369,000 of proceeds of a secured convertible note to Thinking Technologies, L.P. and approximately $150,000 of proceeds from the issuance of an unsecured convertible note to Gem Management Ltd. These amounts have been used for working capital and pursuing strategic business combinations.

The Company acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium") on March 7, 2000, through the issuance of preferred stock. Concurrently, working capital financing needed for the acquired operations has been provided by proceeds of the sale of the Company's common stock to an investor of $1,150,000 on March 7, 2000. (See
Note 14.)

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

1.   BUSINESS AND BASIS OF PRESENTATION (CONTINUED)


Basis of Presentation - The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $3,286,000 for the year ended December 31, 1999, and as of December 31, 1999, had an accumulated deficit of $15,496,000. Further, current liabilities exceed current assets by $323,000.

Management has redirected the Company's strategy to reposition itself to serve as a technology holding company. The Company acquired Tritium (See Note 14) and intends to continue to locate and enter into transactions with existing, public or privately-held companies that, in management's view, have growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. Management believes that the actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 1998, certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss of approximately $113,000 has been charged to research and development expenses and other expenses in 1998.

Research and Development - Research and development costs are charged to expense as incurred, while software development costs incurred between the establishment of technological feasibility and general production release are capitalized. Since the Company's development process generally results in the establishment of technological feasibility concurrent with general production release, no software development costs were capitalized in 1999 or 1998.

Income Taxes - The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Compensation - The Company accounts for stock-based awards granted to directors and employees based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Net Loss Per Share - The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's net loss, all convertible securities, options and warrants are antidilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 are as follows (in thousands):


                                                        1999           1998
                                                    ------------   ------------
    Equipment                                       $         26   $         71

    Furniture and fixtures                                     3              3
                                                    ------------   ------------

        Total property and equipment                          29             74

    Accumulated depreciation and amortization                (19)           (18)
                                                    ------------   ------------

        Property and equipment, net                 $         10   $         56
                                                    ============   ============


At December 31, 1998, property and equipment included assets leased under capital leases of approximately $3,000, net of accumulated amortization of $4,000. At December 31, 1999, there were no property and equipment under capital leases.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


4.  ACCRUED EXPENSES

Accrued expenses at December 31, 1999 and 1998 are as follows (in thousands):


                                                        1999           1998
                                                    ------------   ------------
        Lease abandonment costs                     $         58   $         75

        Legal and professional fees                           80             79

        Payroll and related benefits                          --            292

        Advance of acquisition costs by Tritium               58             --

        Consulting fee due to related party                   --            177

        Other                                                  7             15
                                                    ------------   ------------
                                                    $        203   $        638
                                                    ============   ============

5.   LEASES

The Company leased office space in San Jose and Monterey, California under two noncancelable operating leases. The San Jose office lease expires in 2001 and the Monterey office lease expired September 1999. The Company consolidated its locations and sub-leased the San Jose office in March 1998, prior to expiration of the lease. This resulted in a lease abandonment accrual of $75,000 at December 31, 1998. Lease abandonment costs for remaining lease obligations of $58,000 are included in accrued expenses at December 31, 1999.

Future minimum rental commitments for the San Jose facility at December 31, 1999, are as follows (in thousands):

             Years Ending December 31,

                       2000                     $       71

                       2001                             30
                                                ----------

                                                $      101
                                                ==========

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


5.   LEASES (CONTINUED)

The minimum future rental commitments have not been reduced by approximately $90,000 of sublease rentals to be received in the future under non-cancelable subleases.

Total rent expense was approximately $38,000 and $184,000, including lease abandonment accruals, for the years ended December 31, 1999 and 1998, respectively.

6.  INCOME TAXES

Due to the Company's history of net losses, the Company has fully reserved its net deferred tax benefits and, consequently, its tax provision (benefit) is nil.

Calculations for deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands):


                                                        1999           1998
                                                    ------------   ------------
    Deferred tax assets
       Net operating loss carry forwards            $      4,161   $      3,868
       Tax credits                                           261            261
       Accruals and reserves not currently deductible         70            308
       Stock compensation                                  1,144              -
                                                    ------------   ------------
    Total deferred tax assets                              5,636          4,437

    Less valuation allowance                              (5,636)        (4,437)
                                                    ------------   ------------

    Net deferred tax assets                         $         --   $         --
                                                    ============   ============

As of December 31, 1999, the Company has net operating loss carryforwards of $10,403,000 and $10,532,000 for federal and state purposes, respectively. As of December 31, 1999, the Company also has tax credit carryforwards of $261,000 and $133,000 for federal and state purposes. The losses expire beginning in 2009 and 2002, respectively. Federal and State of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code Section
382. In addition, in order to realize the benefits of the state net operating loss and tax credit carryforwards, the Company will have to re-establish its business presence in the State of California.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


7.   NOTES PAYABLE

In November 1998, the Company approved a bridge financing offer from Thinking Technologies, L.P ("Technologies"), under which Technologies was granted the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum, and warrants to purchase shares of common stock of the Company. Each $1,000 note was convertible into 5,000 shares of Common Stock, with expiration of the warrants upon conversion. During 1999, the Board approved an increase in the Bridge financing offer to Thinking Technologies to include expenses incurred on behalf of the Company and accumulated interest. Thinking Technologies advanced the Company cash and accumulated interest of $392,992 through December 31, 1999. These advances were converted to 1,964,961 shares of the Company's common stock at the exercise price of $.20 per share from November 16, 1999 through December 31, 1999. All warrants expired with the conversions.

In July 1999, the Company borrowed $150,000 from Gem Management by issuing an additional unsecured convertible note, with interest of 10% per annum and with warrants to purchase common stock. The note was convertible into shares of Common Stock at $.20 per share. The note and $5,554 of accumulated interest were converted into 777,518 shares of the Company's common stock at the exercise price of $.20 per share on November 16, 1999. All warrants expired with the conversion.

For the year ended December 31, 1999, the Company recorded noncash interest expense of approximately $247,000 in connection with the beneficial conversion feature of the warrants issued in the bridge financing and approximately $29,000 in connection with accumulated interest on the notes. Interest expense was approximately $200 for the year ended December 31, 1998.


8.   INVESTOR ADVANCE

In December 1999, in connection with the Tritium acquisition, an investor advanced $100,000 to the Company (See Note 14).

9.   SHAREHOLDERS' DEFICIENCY

Stock Issuance

As discussed in Note 7, the Company has issued 1,964,961 and 777,518 shares of common stock at an exercise price of $.20 per share under a bridge financing offer to Thinking Technologies, L.P. and a convertible note to Gem Management, Ltd., respectively.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


9.   SHAREHOLDERS' DEFICIENCY (CONTINUED)

Warrants

The Company consumated a series of financing transactions in 1996. Warrants were issued to Thinking Technologies, L.P. to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Company's common stock at $3.90 per share (156,250 to Thinking Technologies, L. P. and 300,000 to its Underwriter), expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its initial public offering, the Company sold options to purchase 140,000 common shares to its underwriter for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share). The underwriter's 300,000 warrants and 140,000 options are subject to anti-dilution adjustments.

On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 stock warrants at an exercise price of $.50 per share to an acquisition consultant as compensation for services provided. These warrants vested on March 7, 2000, and expire in December 2004. At December 31, 1999, the Company determined the fair value of these warrants at $.50 per share. The fair value is based on the November 1999 commitment by accredited investors to purchase a comparable block of 2,000,000 shares of common stock at $.50 per share and then again in March 2000 for an additional 300,000 shares at $.50 per share. Therefore, at the interim valuation date, December 31, 1999, no value has been assigned to these warrants. The warrants are subject to anti-dilution adjustments. (See Note 14.)

On December 10, 1999, the Company's Chairman of the Board and its Chief Executive Officer were granted warrants to purchase 549,800 and 550,000 shares of common stock, respectively, at an exercise price of $.50 per share. The warrants were issued as compensation for services rendered in facilitating the Tritium acquisition. The warrants were vested on December 10, 1999, and are exercisable until December 2004. The warrants are subject to adjustment as provided therein. For the year ended December 31, 1999, the Company recorded noncash compensation expense under APB 25 of $1,375,000 in connection with the issuance and vesting of these warrants.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



9.   SHAREHOLDERS' DEFICIENCY (CONTINUED)

Stock Options

Plans

Under the Company's 1996 and 1997 Stock Option Plans (the "Plans"), options to purchase up to an aggregate of 976,000 shares of common stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options and nonqualified stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator. Options granted under the Plans become exercisable as determined by the Board of Directors and must be exercised within ten years. Options granted are forfeited 90 days after an employee's separation from the Company.

Due to the shutdown of operations in March 1999, all of the stock options granted to employees under the Plans that were outstanding at December 31, 1998, have been forfeited; however, the 41,036 stock options granted under the Plans to four Board members at an exercise price of $1.00 per share remain outstanding at December 31, 1999.

Other

In 1995, options were issued outside of the Plans to directors and an unaffiliated person to purchase 58,964 shares and 15,000 shares at an exercise price of $.79 and $1.00 per share, respectively.

On December 10, 1999, the Board of Directors granted options under the Plans to Board members and employees for purchase of 1,690,000 shares of common stock at an exercise price of $.50 per share. With the exception of 700,000 options vesting in December 2000, these options vested upon issuance.

The Board of Directors also granted options outside of the Plans to the Company's Chairman of the Board to purchase 352,900 shares of common stock at an exercise price of $.50 per share in lieu of cash compensation owed for services of approximately $176,000 as of December 31, 1998. These options were issued and vested as of December 10, 1999.

For the year ended December 31, 1999, the Company recorded noncash compensation expense under APB 25 of $1,679,000 in connection with the issuance and vesting of options and noncash deferred stock compensation of $875,000 in connection with the issuance of options that vest in December 2000.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



9.   SHAREHOLDERS' DEFICIENCY (CONTINUED)


A summary of the status of the Company's stock options as of December 31, 1999 and 1998, and the changes during the years ended December 31, 1999 and 1998, is presented below:

                                                                   Range of
                                             Number of             Exercise
                                              Shares                Prices
                                             ---------          --------------
Outstanding at January 1, 1998                534,000           $ .794 - 5.000
Granted                                       535,500           $2.500 - 5.000
Exercised                                          --           $           --
Forfeited                                    (461,000)          $        0.794
                                            ---------
Outstanding at December 31, 1998              608,500           $ .794 - 5.000
Granted                                     2,042,900           $        0.500
Exercised                                          --           $
Forfeited                                    (493,500)          $ .794 - 5.000
                                            ---------
Outstanding at December 31, 1999            2,157,900           $  .50 - 1.000
                                            =========

Weighted-average fair value of options
   granted and remaining exercisable
   through year ended December 31, 1999     $    1.52
                                            =========
Weighted-average fair value of options
   granted and remaining exercisable
   through year ended December 31, 1998     $    1.43
                                            =========

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



9.   SHAREHOLDERS' DEFICIENCY (CONTINUED)


The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                         Outstanding Options                  Exercisable Options
             ------------------------------------------   ----------------------------
                Number        Weighted-
             Outstanding       average       Weighted-        Number        Weighted-
 Range of         at          Remaining       average     Outstanding at     average
 Exercise    December 31,    Contractual     Exercise      December 31,     Exercise
  Prices         1999           Life           Price           1999           Price
----------   ------------    -----------     ---------    --------------   -----------
   1.00           56,036       6.6 years        1.00           56,036           1.00
   0.79           58,964       5.6 years        0.79           58,964           0.79
   0.50        2,042,900       9.9 years        0.50        1,342,900           0.50
             ------------                                 --------------
               2,157,900                                    1,457,900
             ============                                 ==============

As discussed in Note 2, the Company accounts for its stock-based awards to directors and employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of fiscal 1995. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; stock volatility, 61% subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $3,827,000 ($.79 per share) in 1999 and $3,705,000 ($.80 per share) in 1998.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


10.  MAJOR CUSTOMERS

Revenues were negligible during 1999 with 82% of sales occurring during the first quarter of 1999. One customer accounted for 31% of revenue.

Three customers accounted for 15%, 13% and 10% each of software revenues for the year ended December 31, 1998. One of these customers accounted for 50% and one other customer accounted for 47% of the accounts receivable at December 31, 1998.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the financial statements as of December 31, 1999 and 1998 for cash and equivalents and notes payable approximate their respective fair values due to the short maturities of those instruments.


12.  ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense was $428,000 for the year ended December 31, 1998. There was no advertising expense for the year ended December 31, 1999.


13.  RELATED PARTY TRANSACTIONS

The Company's Chairman of the Board controls Thinking Technologies, L.P., which owned approximately 53% and 42% of the Company's outstanding common stock as of December 31, 1999 and 1998, respectively, and as of December 31, 1999, owns warrants to purchase 624,492 additional shares of common stock. As of December 31, 1999, Mr. Knoll, as an individual, owns options for 352,900 shares and warrants for 549,800 shares of common stock as compensation for his services. (See Note 9).

14.  SUBSEQUENT EVENTS

Subsequent Events

On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com, Inc., a Delaware corporation. On March 7, 2000, StartFree.com, Inc. acquired substantially all of the assets and assumed specified liabilities of Tritium. The specified liabilities included the $500,000 bridge note

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


14.  SUBSEQUENT EVENTS (CONTINUED)

to Tritium (see below). The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a new Series A convertible preferred stock. The preferred stock is convertible into 11,487,985 shares of Thinking Tools common stock when the Company files with the Secretary of State of the State of Delaware to increase the authorized number of shares to at least 35,000,000 shares.

Tritium was an internet service provider based in Cincinnati, Ohio at the time of the acquisition transaction. Tritium provided free internet service for subscribers in exchange for the display of advertisements on the lower portion of the subscriber's screen. AdSmart Corporation agreed to provide internet-based advertising and to pay royalties to Tritium based upon the number of individual advertisements viewed. In addition, one supplier provides connectivity for its internet network services. These agreements have been assumed by StartFree.com, Inc. and continue in effect.

Presently, the Company anticipates that the acquisition of the assets and specified liabilities of Tritium will be accounted for under the purchase method of accounting for business combinations. In connection with the accounting for this transaction, a substantial amount of goodwill is expected to be recorded. The Company anticipates that the amortization of such goodwill will substantially impact upon the results of operations in future years.

In connection with the acquisition, in November 1999, the Company entered into a financing arrangement for $1,000,000 with an investor, which included the bridge note to Tritium, for 2,000,000 shares of the Company's common stock at $.50 per share. Upon approval by the Company's Board of Directors of the acquisition on December 10, 1999, the investor advanced $100,000 to the Company. Concurrently, the investor advanced $500,000 under a bridge note to Tritium. On the closing date of the acquisition the outstanding bridge note was repaid through applying the amount owed to the purchase of the shares, investors provided the remaining $400,000 under the agreement and 2,000,000 shares of the Company's stock were issued. Investors also purchased 300,000 additional shares of common stock at $.50 per share; yielding an additional $150,000 of financing to the Company.

In connection with the Tritium acquisition, the Company issued warrants to an acquisition consultant to purchase 2,450,000 shares of the Company's common stock exercisable at $.50 per share. These warrants were issued on December 10, 1999, and vested on March 7, 2000, when all contractual obligations had been met. The warrants are subject to anti-dilution adjustments. (See Note 9.)

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


14.  SUBSEQUENT EVENTS (CONTINUED)

In addition, in connection with the Tritium acquisition, the Company contributed a warrant to purchase 1,262,275 shares of its common stock to the capital of StartFree.com, Inc. in order for StartFree.com, Inc. to deliver the warrant to AdSmart Corporation ("AdSmart") in connection with its advertising agreement with AdSmart. As of March 7, 2000, AdSmart can exercise warrants for 500,400 shares of common stock. The remainder will vest upon the occurrence of certain events. The warrants are exercisable at $.01 per share. The warrants are subject to anti-dilution adjustments.

In connection with the Tritium acquisition, the Company will effect an increase in the authorized common and preferred stock to 75,000,000 and 5,000,000 shares, respectively. In addition, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share were issued to the Company's Chairman of the Board. The Series B Preferred Stock has certain voting control rights until March 7, 2005.