Form 10KSB/A
period 1999-12-31
THINKING TOOLS INC
filed 2000-05-01
CIK 1021444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

Transitional Small Business Disclosure Format (Check one):   Yes ___  No  X

DOCUMENTS INCORPORATED BY REFERENCE. No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit Index.

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

         The executive officers and directors as of April 28, 2000 are as follows:

Name                      Age     Position
----                     ----     --------
Mr. Fred Knoll            45      Chairman of the Board, Director
Mr. Moshe Zarmi           62      President, Chief Executive Officer, Director
Mr. Marc Cooper           38      Director
Ms. Esther Dyson          49      Director
Mr. Frederick Gluck       65      Director
Dr. Ted Prince            53      Director
Mr. Fran Saldutti         52      Director



         Fred Knoll has been a member of the board of directors since September 1994 and Chairman of the Board since 1996. From 1987 to the present, Mr. Knoll has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buy-outs and venture capital for Murray Johnstone, Ltd. of Glasgow, Scotland. From 1983 to 1985, Mr. Knoll served as manager of venture investments for Robert Fleming, Inc., a U.K. merchant bank in New York and was responsible for managing a venture capital fund as well as managing a team whose responsibility was to identify public investment opportunities. Mr. Knoll also held investment positions with the Capital Group (Capital Research/Capital Guardian) from 1982 to 1983. During the 1970's, Mr. Knoll worked in sales and marketing management for Data General and Wang Laboratories, Inc. and as a computer engineer at Computer Sciences Corporation. Mr. Knoll is a director of numerous companies, including Hello Network, a video Internet technology company, and ISurfTV Corporation, an Internet company. Mr. Knoll holds a B.S. in Computer Science from M.I.T. and an M.B.A. from Columbia University in Finance and International Business.

         Moshe Zarmi has been President, Chief Executive Officer, and a director of Thinking Tools, Inc. since February 12, 1998. From July 1997 to December 1997, Mr. Zarmi was a consultant to us and joined us as Chief Operating Officer on January 1, 1998. Mr. Zarmi has 30 years experience, primarily in high technology industries. From February 1993 to January 1997, Mr. Zarmi was CEO of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries (IAI), where he held various positions in finance and administration, as well as head of US marketing and sales. Mr. Zarmi also served as President of ATG, the Canadian subsidiary of IAI. Additionally, Mr. Zarmi headed his own company which specialized in technology transfer and worked mainly with Israeli high technology companies doing business in the United States. Mr. Zarmi attended Tel Aviv University and holds a MBA from Columbia University.

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

         Esther Dyson has been a member of the board of directors since October 1994. From 1983 to 1997 Ms. Dyson served as president of EDventure Holdings, and now is EDventure Holdings chairman. EDventure Holdings is a diversified company focusing on emerging information technology worldwide and on the emerging computer markets of Central and Eastern Europe. Since 1997, Ms. Dyson has been chairman of the Electronic Frontier Foundation. Ms. Dyson is a member of the board of directors of the Global Business Network, ComputerLand Poland and Cygnus Solutions, and she is a member of the advisory board of Perot Systems. She is a limited partner in the Maryfield Software Fund. Ms. Dyson has also written articles on industry topics for the Harvard Business Review, The New York Times, The New York Times Magazine, WIRED Magazine and Forbes Magazine, among others.

         Frederick W. Gluck has been a member of the board of directors since October 1994. He is currently serving as a consultant to McKinsey & Company, Inc. Mr. Gluck served as vice-chairman and a director of Bechtel Group, Inc. and as a member of the Board of Directors of Bechtel Enterprises, Inc. from 1995 to 1998. He also served as a member of both companies' executive committees. Prior to joining Bechtel, Mr. Gluck spent more than 25 years with McKinsey & Company, and was ultimately its managing director. Mr. Gluck serves on the Harvard Business School Board of Directors of the Associates, the Management Education Council of the Wharton School, the U.S./ Hong Kong Economic Cooperation Committee, the Council on Foreign Relations and the Board of the International Executive Service Corps. Mr. Gluck is also a member of the Board of Directors of several public and private companies including ACT Networks, Inc.

         Ted Prince has been a member of the board of directors since October 1994. Since 1992, Dr. Prince has been the President of Perth Ventures, Inc., an investment banking and public relations firm which he founded in 1992. Perth Ventures specializes in the emerging information technology area. Since 1995, Dr. Prince has been the Chairman and CEO of INSCI Corporation. Dr. Prince is also an author, publisher and speaker in the area of emerging information technologies and market trends. He is the author and publisher of The Technology Fundamentalist, a national newsletter focusing on emerging computer technologies and market trends. Dr. Prince has founded several information technology companies including CP International, a company specializing in text retrieval software, and Harwell Computer Power, a startup in the same field. From 1984 to 1992, he served as President and CEO of several companies, including the national computer services company, Computer Power Group. From 1979 to 1984, Dr. Prince was the Chief Information Officer of the Australian Social Security Agency where he was responsible for designing the new national social welfare system.

         Fran Saldutti has been a member of the board of directors since October 1994. Mr. Saldutti has been, since 1995, a managing general partner of Ardent Research Partners, L.P., a limited partnership founded in 1992 to invest exclusively in the information technology markets. From 1990 through February 1995, Mr. Saldutti served as senior technology analyst for Amerindo Investment Advisers. From 1984 through 1986 he served as Senior Vice President and Director of Research for Gartner Securities and from 1986 to 1988 as Director of Technology Research for L.F. Rothschild. Mr. Saldutti moved to the buy side in 1989 as senior technology analyst with Merrill Lynch Asset Management's Sci/Tech Fund. From 1975 to 1989 Mr. Saldutti either produced, sold or directed technology research for several leading technology brokerage firms. Mr. Saldutti maintains board directorships in other technology companies, including Kraft Kennedy, Lesser, a LAN industry systems integrator, and Meta Group, a market research firm specializing in information technology, on which he also serves on the compensation committee. He is a member of the Software and Services Splinter Group of the New York Society of Securities Analysts.

         In addition, Mort Meyerson is an advisor to us. Mr. Meyerson is Chairman and CEO of 2M Companies, Inc., a private investment firm. Mr. Meyerson was Chairman of Perot Systems from 1992 to 1998. From 1979 to 1986 he was President and Chief Executive Officer of EDS Information Systems. Mr. Meyerson has had extensive experience in the software industry, in running large technology companies and in investing in, growing and capitalizing emerging technology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Directors, officers and greater than 10% shareholders are required to furnish us with copies of all
Section 16(a) forms that they file. As of the date hereof, none of the above-mentioned individuals and 10% holders have filed the requisite reports during the year ended December 31, 1999. As of the date hereof, we are assisting such individuals to file such reports promptly. All information required to be filed in such reports has been disclosed, however, in this Form 10-KSB/A.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid for the last three fiscal years ended December 31, 1999 to those persons who were, at December 31, 1999, (i) the chief executive officer and (ii) our two other most highly compensated executive officers, who were our only other executive officers who received over $100,000 in compensation during this time period (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                Long-Term Compensation
Name and Principal          Year       Salary($)     Bonus($)        Other Annual      Securities        All Other
Position                                                             Compensation ($)  Underlying        Compensation
                                                                                       Options/SARs

Fred Knoll (1)              1999       --                                              1,102,700 (2)
Chairman                    1998       $140,450(3)
                            1997       $ 36,000(3)

Moshe Zarmi (4)   CEO &     1999       $ 22,000      --              --                750,000 (5)       --
President                   1998       $157,500      --              --                --                --
                            1997       --

John Hiles (5)              1999       $ 18,000      --              --                --                --
                            1998       $144,000      --              --                --                --
                            1997       $158,758

(1) Mr. Knoll has been our Chairman since 1996. Since October 1994 Mr. Knoll has provided executive and related consulting services to us.

(2) In December 1999, Mr. Knoll received an aggregate of 200,000 options to purchase shares of Common Stock at a purchase price of $.50 per share; 100,000 of these options vest immediately, and the remaining 100,000 of these options vest one year from the date of issuance. In December 1999, Mr. Knoll received five year warrants to purchase 549,800 shares of Common Stock, at an exercise price of $.50 per share. Also, in December 1999, Mr. Knoll converted accrued salary of $176,450 owed to him by us for options to purchase 352,900 shares of Common Stock, at a purchase price of $.50 per share. In March 2000, Mr. Knoll received 200 shares of Series B Preferred Stock convertible into 200 shares of Common Stock.

(3) The compensation reflected in the table accrued to Mr. Knoll and was converted in December 1999 into options to purchase 352,900 shares of Common Stock, at an exercise price of $.50 per share.

(4) Mr. Zarmi joined the Company in December 1997. Mr. Zarmi become Chief Executive Officer and President in February 1998. However, during the period from February 1999 to December 10, 1999, Mr. Zarmi was not employed by the Company. As a result, all options issued prior to such time to Mr. Zarmi have been forfeited. Mr. Zarmi is currently our Chief Executive Officer and President.

(5) In December 1999, Mr. Zarmi received options to purchase an aggregate of 200,000 shares of Common Stock, at a purchase price of $.50 per share; 100,000 of these options vest immediately, and the remaining 100,000 of these options vest one year from the date of issuance. In December 1999, Mr. Zarmi received five year warrants to purchase 550,000 shares of Common Stock, at an exercise price of $.50 per share.

(6) Mr. Hiles was our President from August 1996 through November 1996 and our Chief Technology Officer and Secretary from August 1996 through April 1999. Mr. Hiles resigned as a Director of the Company in October 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

---------------------------------------------------------------------------------------------------------
Name                    Number of            Percent of Total    Exercise or Base     Expiration Date
                        Securities           Options/SARs        Price ($/sh)
                        Underlying           Granted to
                        Options/SARs         Employees in
                        Granted              Fiscal Year
---------------------------------------------------------------------------------------------------------
Moshe Zarmi             200,000              40%                 $.50                 12/10/2009
                        550,000                                  $.50                 12/10/2004

---------------------------------------------------------------------------------------------------------
Fred Knoll              200,000              60%                 $.50                 12/10/2009
                        549,800                                  $.50                 12/10/2004
                        352,900                                  $.50                 12/10/2009
---------------------------------------------------------------------------------------------------------


     Aggregated Option Exercises during 1999 and Year End 1999 Option Values

         The following table shows the values of options held by the Named Executive Officers as of December 31, 1999. No options were exercised by the Named Executive Officers during 1999.


                       Number of Securities           Value of Unexercised
                      Underlying Unexercised          In-the-Money Options
                   Options at December 31, 1999   at Fiscal December 31, 1999(1)
                   ----------------------------   ------------------------------
Name               Exercisable    Unexercisable    Exercisable   Unexercisable
----               -----------    -------------    -----------   -------------

Moshe Zarmi           650,000        100,000       $1,625,000      $250,000
Fred Knoll          1,002,700        100,000       $2,506,750      $250,000
John Hiles              --             --               --            --

---------------
(1) Based on a closing price of the Common Stock on the NASD OTC Bulletin Board of $3.00 per share on December 31, 1999.


Stock Option Grants

         We strive to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to us. Our long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of our Common Stock price.

Compensation Committee

         The Compensation Committee of the Board of Directors is responsible for determining the compensation of our executive officers and to administer our Plan. Messrs. Prince and Saldutti, who are disinterested directors, comprise the Compensation Committee.

General Policy Regarding Stock Options.

         Stock options are currently our sole long term compensation vehicle. The stock options are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

         In determining the size of individual option grants, the Compensation Committee considers the aggregate number of shares available for grant, the number of individuals to be considered for an award of stock options, and the range of potential compensation levels that the option awards may yield. The number and timing of stock option grants to executive officers are decided by the Compensation Committee based on its subjective assessment of the performance of each grantee. In determining the size and timing of option grants, the Compensation Committee weighs any factors it considers relevant and gives such factors the relative weight it considers appropriate under the circumstances then prevailing. While an ancillary goal of the Compensation Committee in awarding stock options is to increase the stock ownership of our management, the Compensation Committee does not, when determining the amount of stock options to award, consider the amount of stock already owned by an officer. The Compensation Committee believes that to do so could have the effect of inappropriately or inequitably penalizing or rewarding executives based upon their personal decisions as to stock ownership and option exercises.

Arrangements with Directors and Executive Officers

         Our Directors do not receive any cash compensation for their participation on the board. On December 10,1999, our Board of Directors received the following option grants: (i) options to purchase 110,000 shares of Common Stock at an exercise price of $.50 per share, vesting immediately were issued to each of Esther Dyson, Frederick Gluck, Ted Prince, Fran Saldutti and Marc Cooper; (ii) options to purchase 100,000 shares of Common Stock, at an exercise price of $.50 per share vesting immediately were issued to each of Mr. Knoll and Mr. Zarmi; (iii) options to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share vesting May 15, 2000 were issued to Marc Cooper; and (iv) options to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share, vesting one year from the date of issuance were issued, to each of Mr. Cooper, Ms. Dyson, Mr. Gluck, Mr. Prince, Mr. Saldutti, Mr. Knoll and Mr. Zarmi.

         In addition to annual salary, in connection with his employment, Mr. Zarmi received in 1998 (i) options under our 1996 Stock Option Plan to purchase 230,000 shares of Common Stock at $2.50 per share, such option vesting in equal annual installments over four years; and (ii) options under our 1997 Stock Option Plan to purchase 190,000 shares of Common Stock at $4.50 per share, such option vesting in equal installments over four years. Mr. Zarmi was not employed by us from February 1999 to December 10, 1999. As a result, Mr. Zarmi forfeited all such stock options issued under the Plans. In December 1999, Messrs. Zarmi and Knoll each received warrants to purchase 550,000 and 549,800 shares of Common Stock, respectively, at an exercise price of $.50 per share. In March 2000, Mr. Knoll received 200 shares of Series B Preferred Stock Convertible into 200 Shares of Common Stock.

         From October 1997 through December 1999, Mr. Knoll provided certain executive and related consulting services to us as requested by us, including, serving as Chairman of the Board. From October 1, 1997 through December 31, 1998, Mr. Knoll accrued compensation for consulting on various aspects of our business and negotiating certain contractual and employment arrangements. The compensation was based on a rate of $150,000 per annum, plus reimbursement of expenses. In December 1999, Mr. Knoll converted such accrued compensation of $176,450 owed to him for options to purchase 352,900 shares of Common Stock, at a purchase price of $.50 per share. Mr. Knoll received no cash compensation for services rendered during 1999, except for certain reimbursements for expenses.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 13, 2000, certain information known to us with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and Named Executive Officers, and (iii) all our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

-----------------------------------------------------------------------------------------------------------
Name and Address of                  Amount and Nature of               Percentage of Class (1)
Beneficial Owner                     Beneficial Ownership
-----------------------------------------------------------------------------------------------------------
Thinking Technologies, L.P. (2)      4,544,534  (3)                     44%
-----------------------------------------------------------------------------------------------------------
Mr. Fred Knoll (4)                   5,547,234  (5)(11)                 49%
-----------------------------------------------------------------------------------------------------------
Mr. Marc Cooper (6)                    210,000  (7)(11)(12)              2.1%
-----------------------------------------------------------------------------------------------------------
Ms. Esther Dyson (8)                   135,000  (7)(9)(11)               1.4%
-----------------------------------------------------------------------------------------------------------
Mr. Frederick Gluck (10)               135,000  (7)(9)(11)               1.4%
-----------------------------------------------------------------------------------------------------------
Dr. Ted Prince (13)                    135,000  (7)(9)(11)               1.4%
-----------------------------------------------------------------------------------------------------------
Mr. Fran Saldutti (14)                 135,000  (7)(9)(11)               1.4%
-----------------------------------------------------------------------------------------------------------
Mr. Moshe Zarmi (15)                   650,000  (11)(16)                 6.3%
-----------------------------------------------------------------------------------------------------------
Bruce Galloway (17)                    672,500  (18)                     6.9%
-----------------------------------------------------------------------------------------------------------
Digital Creative Development
Corp. (19)                             700,000  (20)                     7.2%
-----------------------------------------------------------------------------------------------------------
All directors and Executive
officers as a group (7 persons)      6,947,234                          54.7%
-----------------------------------------------------------------------------------------------------------


* The foregoing table does not reflect the (a) 1,148,798.5 shares of Series A Preferred Stock, $.001 par value per share beneficially owned by Tritium Network, Inc. and the (b) 200 shares of Series B Preferred Stock, $.001 par value per share beneficially owned by Fred Knoll. The shares of the Series A Preferred Stock are convertible into an aggregate of 11,487,985 shares of Common Stock at such time as we have a sufficient number of shares of Common Stock authorized to convert such shares of Series A Preferred Stock, and the Series B Preferred Stock is convertible into 200 shares of Common Stock, at any time at the option of the holder.

(1) Percentage of ownership is based on 9,684,237 shares of Common Stock outstanding. For each beneficial owner, shares of Common Stock subject to convertible securities exercisable within 60 days of the date of this Form 10-KSB/A are deemed outstanding for computing the percentage of such beneficial ownership.

(2) The address of Thinking Technologies, L.P. is 200 Park Avenue, Suite 3900, New York, New York 10166.

(3) Includes (i) 468,242 shares of Common Stock issuable upon the exercise of warrants issued in July 1996 to Thinking Technologies, L.P. ("Technologies"), at an exercise price of $1.07 per share, which warrants expire in December 2006; and (ii)156,250 shares of Common Stock issuable upon the exercise of warrants issued in August 1996 to Technologies, at an exercise price of $3.90 per share, which warrants expire in August 2001.

(4) The address of Mr. Knoll is c/o Knoll Capital Management, 200 Park Avenue, Suite 3900, New York, New York 10166.

(5) Includes (i) the 4,544,534 shares of Common Stock beneficially owned by Technologies, of which Knoll Capital Management is the General Partner. Knoll Capital Management is an affiliate of Mr. Knoll; (ii) warrants to purchase 549,800 shares of Common Stock at $.50 per share; (iii) options to purchase 352,900 shares of Common Stock at $.50 per share; and (iv) options to purchase 100,000 shares of Common Stock at $.50 per share.

(6) The address of Mr. Cooper is c/o Peter J. Solomon Company, 767 Fifth Avenue, New York, New York 10153.

(7) Includes options to purchase 110,000 shares of Common Stock at $.50 per share issued to each non-affiliated director.

(8) The address of Ms. Dyson is c/o EDventure Holdings, Inc., 104 Fifth Avenue,10th Floor, New York, New York 10011-6987.

(9) Includes options to purchase 14,741 shares of Common Stock exercisable at $.79 per share and options to purchase 10,259 shares of Common Stock exercisable at $1.00 per share.

(10) The address of Mr. Gluck is c/o McKinsey & Co., 400 South Hope Street, Los Angeles, California 90071.

(11) Excludes options to purchase 100,000 shares of Common Stock at $.50 per share, which options vest on December 10, 2000. .

(12) Includes options to purchase 100,000 shares of Common Stock at $.50 per share, which options vest on May 15, 2000.

(13) The address of Dr. Prince is 10 West 74th Street, #2F, New York, New York 10023.

(14) The address of Mr. Saldutti is /co Ardent Research Partners, 153 East 53rd Street, Suite 4800, New York, New York 10022.

(15)     The address of Mr. Zarmi is 215 Frankel Boulevard, Merrick, New York
         11566.

(16) Includes (i) warrants to purchase 550,000 shares of Common Stock at $.50 per share and (ii) options to purchase 100,000 shares of Common Stock at $.50 per share.

(17) The address of Mr. Galloway is c/o Burnham Securities, 1325 Sixth Avenue, New York, New York 10019.

(18) Includes (i) 5,000 shares of Common Stock held by the Sara Galloway IRA; (ii) 257,500 shares of Common Stock held by the Bruce Galloway IRA; (iii) an aggregate of 10,000 shares of Common Stock held by minor children of Bruce Galloway; and (iv) 200,000 shares owned by Jacombs Investments, Inc. ("Jacombs"). Mr. Galloway is the principal shareholder and President of Jacombs.

(19) The address of Digital Creative Development Corp. is c/o Ralph Sorrentino, 67 Irving Place North, 4th Floor, New York, New York 10003.

(20) Includes the 100,000 shares of Common Stock held by Ralph Sorrentino. Mr. Sorrentino is the President and Chief Executive Officer of Digital Creative Corp.


         To our knowledge, (i) Gem Management Limited is the beneficial owner of 777,518 shares of Common Stock, which constitutes 8% of the outstanding shares of our Common Stock; and (ii) Global e-Markets is the beneficial owner of 2,450,000 shares of Common Stock underlying five year warrants exercisable at $.50 per share, issued to Global e-Markets in December 1999, which constitutes 20.2% of the outstanding shares of our Common Stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1998, we granted Thinking Technologies, L.P. ("Technologies") the right to purchase units (each, a "Bridge Unit") for $1,000 per Bridge Unit (the "1998 Bridge Financing"). Each Bridge Unit consisted of a Secured Convertible Note in the principal amount of $1,000 and earning interest at a rate of 10% per annum (each, a "Bridge Note") and a warrant to purchase 200 shares of the Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Bridge Warrant"). Each Bridge Note was convertible into 5,000 shares of the Common Stock, and upon conversion of each Bridge Note, a Bridge Warrant was to be terminated without any further consideration. Technologies purchased approximately 393 Bridge Units for an aggregate purchase price of $392,992.14 (including accrued interest and certain expenses incurred by Technologies in an amount equal to $93,000). As of December 31, 1999, Technologies had converted all of the 393 Bridge Notes into 1,964,961 shares of our Common Stock. There are no Bridge Units currently outstanding. The general partner of Technologies is Knoll Capital Management, an affiliate of Mr. Knoll, who is our Chairman. Mr. Mort Meyerson, an advisor to us, is a limited partner in Technologies.

         In July 1999, we sold 150 units (the "Gem Units") to Gem Management Limited ("Gem") for an aggregate purchase price of $150,000 (the "Gem Financing"). Each Gem Unit consisted of an Unsecured Convertible Note in the principal amount of $1,000 and earning interest at a rate of 10% per annum (each, a "Gem Note") and a warrant to purchase 30 shares of our Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Gem Warrant"). Each Gem Note was convertible into 5,000 shares of Common Stock, and upon conversion of each Gem Note a Gem Warrant was to be terminated without any further consideration. As of December 31, 1999, Gem had converted approximately 155.5 Gem Notes (including accrued interest in an amount equal to $5,500) into 777,518 shares of Common Stock. There are no Gem Units currently outstanding. Proceeds of the Gem Financing were used for working capital and general corporate purposes.

         Effective as of December 10, 1999, Mr. Knoll converted accrued salary of $176,450 owed to him by us for options to purchase 352,900 shares of Common Stock, at a purchase price of $.50 per share. Also, effective as of December 10, 1999, we issued (a) warrants to Mr. Knoll to purchase 549,800 shares of Common Stock at an exercise price of $.50 per share; and (b) warrants to Mr. Zarmi to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share. On December 10, 2000, we issued warrants to Global e-Markets to purchase an aggregate of 2,450,000 shares of Common Stock at a purchase price of $.50 per share. In December 1999, certain investors, including Bruce Galloway and Digital Creative Development Corporation, subscribed to purchase an aggregate of 1,600,000 shares of Common Stock at a purchase price of $.50 per share. The purchase was consummated in March 2000.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as part of this report:

Exhibit  Description
No.

(2)(a) Voting Agreement dated as of March 7, 2000 by and among Thinking Tools, Inc., Thinking Technologies, L.P., Fred Knoll, Tritium Network, Inc. and the stockholders of Tritium whose names appear on the signature pages of the agreement (7)

(2)(b) Asset Purchase Agreement and Plan of Reorganization dated as of March 7, 2000 by and among Thinking Tools, Inc., StartFree.com, Inc., Tritium Network, Inc. and Michael W. Lee (7)

3.1      Certificate of Incorporation of Thinking Tools, Inc. (1)

3.2      By-Laws of Thinking Tools, Inc. (1)

4.1      Form of Underwriter's Option Agreement(1)

4.2      1996 Stock Option Plan (1)

4.3      Form of Stock Certificate (2)

4.4      Form of Private Placement Investors' Warrant (1)

4.5      Technologies Warrant (2)

4.6      Form of Private Placement Note (1)

4.7      Form of Lock-Up Agreement (2)

4(a) Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Thinking Tools, Inc. (7)

4(b) Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Thinking Tools, Inc. (7)

4.8      1997 Stock Option Plan (3)

4.9      AdSmart Warrant

10.1     Form of Consulting Agreement (1)

10.2 Technologies Agreement between the Company and Technologies dated September 26, 1994 (2)

10.3 Consent, Waiver and Amendment between the Company and Technologies dated August 31, 1996 (2)

10.4 Lease between the Company and KI Monterey Research, Inc. dated August 19, 1994, as amended (2)

10.5 Representation Agreement between AdSmart Corporation and Tritium Network, Inc. dated June 11, 1999

10.6 Consent to Assignment and Amendment of Representation Agreement between AdSmart Corporation and Tritium Network, Inc. dated February 25, 2000

16.1     Letter on change in certifying accountant (4)

16.2     Letter on change in certifying accountant (5)

16.3     Letter on change in certifying accountant (6)

27.1     Financial Data Schedule

--------------------------

(1) Incorporated herein by reference to the our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission (the "Commission") on September 3, 1996 (the "Registration Statement").

(2) Incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the Commission on October 11, 1996.

(3) Incorporated herein by reference to Exhibit A of our Proxy Statement, dated November 13, 1997.

(4) Incorporated herein by reference to our Current Report on Form 8-K, as filed with the Commission on March 7, 1997, and Amendment No. 1 thereto on Form 8-K/4, as filed with the Commission on March 14, 1997.

(5) Incorporated herein by reference to our Current Report on Form 8-K, as filed with the Commission on July 23, 1999, and Amendment No. 1 thereto on Form 8-K/A, as filed with the Commission on July 30, 1999.

(6) Incorporated herein by reference to our Current Report on Form 8-K, as filed with the Commission on August 17, 1999.

(7) Incorporated herein by reference to our Current Report on Form 8-K, as filed with the Commission on March 21, 2000.

(b) Reports on Form 8-K

         We filed with the Commission a Current Report on Form 8-K on March 21, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2000                  THINKING TOOLS, INC.

                                     By:  /s/ Moshe Zarmi
                                          ---------------
                                          Name:  Moshe Zarmi
                                          Title: President and Chief Executive
                                                 Officer, Director

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

On December 10, 1999, the Board of Directors granted options outside of the Plans to Board members and employees for purchase of 1,690,000 shares of common stock at an exercise price of $.50 per share. With the exception of 100,000 options vesting in May 2000 and 700,000 options vesting in December 2000, these options vested upon issuance.

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

In connection with the acquisition, in November 1999, the Company entered into a financing arrangement for $1,000,000 with certain investors, which included the bridge note to Tritium, for 2,000,000 shares of the Company's common stock at $.50 per share. Upon approval by the Company's Board of Directors of the acquisition on December 10, 1999, the investor advanced $100,000 to the Company and $500,000 under a bridge note to Tritium. Concurrently, the investor advanced $500,000 under a bridge note to Tritium. On the closing date of the acquisition the outstanding bridge note was repaid through applying the amount owed to the purchase of the shares, investors provided the remaining $400,000 under the agreement and 2,000,000 shares of the Company's stock were issued. Investors also purchased 300,000 additional shares of common stock at $.50 per share; yielding an additional $150,000 of financing to the Company.

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