Form 10QSB
period 2000-03-31
THINKING TOOLS INC
filed 2000-05-23
CIK 1021444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended March 31, 2000
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
     For the transition period from ________________ to __________________
                        Commission file number 000-21295

                              THINKING TOOLS, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)

          Delaware                                     77-0436410
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 200 Park Avenue, Suite 3900
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

At May 19, 2000, the number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, was 9,704,237 shares.

                      THINKING TOOLS, INC. AND SUBSIDIARIES
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX

The financial statements for the three month period ended March 31, 2000 are subject to adjustments that may result upon the receipt of an appraisal of the value of certain warrants granted for services performed on behalf of the Company and for the classification and valuation of certain assets acquired by the Company in the acquisition of Tritium Network, Inc. ("Tritium"). Although the Company believes that it has reasonably estimated the value of the warrants and the assets acquired from Tritium, there can be no assurance that upon receipt of a final appraisal, the Company will not be required to materially adjust its financial statements to reflect the final appraisal values. Additionally, no summarized and pro-forma financial information for the Tritium acquisition is presently included.


Part I - FINANCIAL INFORMATION                                                        PAGE NO.
--------------------------------                                                      --------
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2000.............................   3

          Consolidated Statements of Operations for the three month
          periods ended March 31, 2000 and 1999........................................   4

          Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 2000 and 1999........................................   5


          Notes to Consolidated Financial Statements...................................   6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................  10

Part II - OTHER INFORMATION
---------------------------

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................................  14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................  14


Signatures ............................................................................  15


PART I - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

THINKING TOOLS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
     (IN THOUSANDS)                                                              MARCH 31,
                                                                                   2000
(Unaudited)                                                                      ---------

ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                            $   382
  Accounts receivable                                                                  49
                                                                                  -------

       Total current assets                                                           431
                                                                                  -------

PROPERTY AND EQUIPMENT, Net                                                            28
                                                                                  -------

OTHER ASSETS
  Deposits                                                                             17
  Goodwill                                                                          9,631
                                                                                  -------

      Total other assets                                                            9,648
                                                                                  -------

TOTAL ASSETS                                                                      $10,107
                                                                                  =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                    431
  Accrued expenses                                                                    236
  Due to Tritium Network, Inc.                                                         58
                                                                                  -------

       Total current liabilities                                                      725

LONG TERM DEPOSITS                                                                      5
                                                                                  -------

       TOTAL LIABILITIES                                                              730
                                                                                  -------

SHAREHOLDERS' DEFICIENCY
  Preferred Stock, $.001 par value; 3,000,000 shares authorized;                        -
    Preferred convertible stock series "A" $.001 par value; 1,148,798                   1
    shares issued and outstanding;
    Preferred convertible stock Series "B" $.001 par value, 200 shares issued           -
  Common stock, $.001 par value: 20,000,000 shares authorized; 9,684,237                -
    shares issued and outstanding as of March 31, 2000                                 10
  Additional paid-in capital                                                       27,319
  Deferred stock compensation                                                        (654)
  Accumulated deficit                                                             (17,299)
                                                                                  -------

       TOTAL SHAREHOLDERS' DEFICIENCY                                               9,377
                                                                                  -------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    $10,107
                                                                                  =======


THINKING TOOLS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                Three Months Ended
                                                                             March 31,
(Unaudited)
                                                                   2000                 1999
                                                                 -------             ---------
REVENUES
Product
                                                                 $    19              $    58
                                                                 -------              -------

COST AND EXPENSE
Internet Connectivity                                                 80                    -
Selling                                                              948                    8
General and Administration                                           533                   98
Research and development                                               -                  149
                                                                 -------              -------

Total Cost and Expense                                             1,561                  255
                                                                 -------              -------

LOSS FROM OPERATIONS                                              (1,542)                (197)
                                                                 -------              -------

OTHER INCOME (EXPENSE)
Interest expense                                                       -                 (208)
Goodwill Amortization                                               (261)                   -
                                                                 -------              -------

Total other expense                                                 (261)                (208)
                                                                 -------              -------

NET LOSS                                                         $(1,803)             $  (405)
                                                                 =======              =======

BASIC NET LOSS PER SHARE                                         $ (0.23)             $ (0.09)
                                                                 =======              =======

SHARES USED IN CALCULATION OF NET LOSS PER SHARE                   7,991                4,642
                                                                 =======              =======



See notes to Consolidated Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)                                                                                        Three Months Ended
                                                                                                        March 31

                                                                                              2000                 1999
                                                                                            --------             --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Loss                                                                                    $ (1,803)            $  (405)

Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation and amortization                                                               282                   2
     Warrants given for advertising expense                                                      934                   -
     Stock Compensation Expense                                                                  221                   -
     Interest attributable to beneficial                                                           -                 201
       Conversion feature on bridge notes payable

     Changes in assets and liabilities:
     Accounts Receivable                                                                         (19)                 47
     Accounts Payable                                                                            147                 (22)
     Accrued Expenses                                                                             91                  42
                                                                                            --------             -------
Net cash used in operating activities                                                           (147)               (135)
                                                                                            --------             -------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchases of property and equipment                                                          (3)                  -
     Direct costs of acquisition                                                                (130)                  -
                                                                                            --------             -------
     Net cash used in investing activities                                                      (133)                  -
                                                                                            --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of convertible bridge notes                                            -                 213
     Proceeds from the issuance of common stock                                                  550                   -
                                                                                            --------             -------
     Net cash provided by financing activities                                                   550                 213
                                                                                            --------             -------
Net Increase in cash                                                                             270                  78

CASH AND EQUIVALENTS, beginning of period                                                        112                   2
                                                                                            --------             -------
CASH AND EQUIVALENTS, end of period                                                         $    382                  80
                                                                                            ========             =======
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

     Conversion of investor advances to common stock                                        $    600                   -
     Issuance of warrants for direct costs of acquisition                                   $    613                   -

In March 2000, the Company acquired substantially all of the assets and
Assumed specific liabilities of Tritium Network, Inc. The specified
Liabilities included the $500,000 investor bridge note to Tritium Network,
Inc. The consideration for the acquisition was paid by the Company
Through the issuance of 1,148,798.5 shares of a new Series A preferred
Convertible stock, as follows:
  Fair value of assets acquired                                                             $  9,169
  Liabilities assumed                                                                           (552)
                                                                                            --------
    Series A preferred convertible stock issued                                             $  8,617
                                                                                            ========

See notes to Consolidated Financial Statements

                      THINKING TOOLS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    These Financial Statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB and Form 10-KSB/A.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements include activity related to the Company's subsidiary, StartFree.com, Inc., which was formed on March 6, 2000 (see below). All significant inter-company balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year. Except for the adjustments that may result upon receipt of appraisals (see below), in the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

    The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $17,299,000 through March 31, 2000.

    Management has redirected the Company's strategy to reposition itself to serve as a global information technology and Internet holding and incubating company for high technology companies. The Company intends to continue to locate and enter into transactions with existing, public or privately held companies which, in management's view, have growth potential and may be involved in the software or technology industry. To that end, the Company is currently engaged in negotiations with several candidates. The Company's continued existence is dependent on its ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. Management believes that actions presently being taken with regard to the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern. Therefore, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Common and Preferred Stock Issued

    On November 6, 1998, the Company approved a bridge financing offer from Thinking Technologies L.P. ("Technologies"), under which Technologies was granted the right to purchase up to $350,000 Senior Secured Convertible Notes ("Senior Notes") due within 90 days at 10% interest per annum, and warrants to purchase shares of common stock (the "Common Stock") of the Company. Each $1,000 note was convertible into 5,000 shares of Common Stock, with expiration of the warrants upon conversion. During 1999, the Board approved an increase in the bridge financing offer to Technologies to include expenses incurred on behalf of the Company and accumulated interest. Technologies advanced the Company cash and accumulated interest of $392,992 through December 31, 1999. The Senior Notes plus the advances and accumulated interest were converted into 1,964,961 shares of the Company's common stock from November through December 31, 1999. All warrants expired with the conversions.

    In July 1999, the Company borrowed $150,000 from Gem Management by issuing an additional unsecured convertible note, with interest of 10% per annum and with warrants to purchase Common Stock at $.20 per share. The note and $5,554 of accumulated interest were converted into 777,518 shares of Common Stock on November 16, 1999. All warrants expired with the conversion

    On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com (see Overview) which acquired substantially all of the assets and assumed specified liabilities of Tritium. The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a newly created Series A convertible preferred stock. The preferred stock will be convertible into 11,487,985 shares of Common Stock when the Company files with the Secretary of the State of the State of Delaware to increase the authorized number of Common Stock to at least 35,000,000 shares.

    Tritium was an Internet service provider based in Cincinnati, Ohio at the time of the acquisition transaction. Tritium provided free Internet service to subscribers in exchange for the display of advertisements on the lower portion of the subscriber's screen. AdSmart Corporation ("AdSmart") agreed to provide Internet-based advertising and to pay royalties to Tritium based upon the number of individual advertisements viewed. In addition, one supplier provides connectivity for Tritium's Internet network services. These agreements have been assumed by StartFree and continue in effect.

    The acquisition of the assets and specified liabilities of Tritium is accounted for under the purchase method of accounting for business combinations. In connection with the accounting for this transaction, a substantial amount of goodwill has been recorded and additional goodwill may be recorded upon the Company's receipt of the final appraisal relating to the Tritium assets (see above). The Company anticipates that the amortization of such goodwill will substantially impact upon the Company's results of operations in future years.

    In connection with the acquisition of Tritium, in November 1999, the Company entered into a financing arrangement for $1,000,000 with certain investors for the purchase of 2,000,000 shares of Common Stock for $.50 per share. Upon approval by the Company's Board of Directors of the Tritium acquisition on December 10, 1999, an investor advanced $100,000 to the Company and $500,000 to Tritium pursuant to a bridge note. On the closing date of the acquisition, (i) the outstanding bridge note was repaid through applying the amount owed to the purchase of the shares of the Company (ii) the investors provided the remaining $400,000 under the agreement, and (iii) the balance of the 2,000,000 shares of Common Stock was issued. In March and April 2000, investors also purchased 300,000 and 20,000 additional shares of

Common Stock, respectively, at $.50 per share, yielding an additional $160,000 of financing to the Company.

         In connection with the Tritium acquisition, on March 10, 2000, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, were issued to the Company's Chairman of the Board. The Series B Preferred Stock has certain voting control rights until March 7, 2005.

         In connection with the Tritium acquisition, the Company will effect an increase in the authorized common and preferred stock to 75,000,000 and 5,000,000 shares, respectively.

Warrants

         The Company consummated a series of financing transactions in 1996. Warrants were issued to Technologies to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Common Stock at an exercise price of $3.90 per share (156,250 to Technologies and 300,000 to its underwriter), expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering ("IPO") and issued 1,610,000 shares of Common Stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its IPO, the Company sold options to purchase 140,000 shares of Common Stock to its underwriter for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the IPO price ($10.40 per share). The underwriters' 300,000 warrants and 140,000 options are subject to anti-dilution adjustments. These warrants, vested on March 7, 2000, and expire in December 2004.

         On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 warrants (the "Consultant Warrants") to purchase shares of Common Stock at an exercise price of $.50 per share to a consultant as compensation for services provided. These warrants vested on March 7, 2000 and expire in December 2004.

         In addition, in connection with the Tritium acquisition, the Company contributed a warrant (the "AdSmart Warrant") to purchase 1,262,275 shares of Common Stock to the capital of StartFree.com, Inc. ("StartFree") in order for StartFree to deliver the AdSmart Warrant in connection with StartFree's advertising agreement with AdSmart. As of March 7, 2000, AdSmart can exercise warrants for 500,400 shares of Common Stock and an additional 584,399 shares of Common Stock are exercisable on the earlier of (i) 61 days after the date that the shares of Series A Preferred Stock of the Company owned by Tritium are converted into Common Stock or (ii) two years after the date of the Adsmart Warrant. An additional 177,476 shares of Common Stock are exercisable from time to time upon the written request of the holder of the Adsmart Warrant if, as a result of such exercise, such holder beneficially owns in excess of five percent (5%) or more of the outstanding Common Stock.

         On December 10, 1999, the Company's Chairman of the Board and its Chief Executive Officer were granted warrants to purchase 549,800 and 550,000 shares of common stock, respectively, at an exercise price of $.50 per share . These warrants were issued for various services related to facilitating the Tritium acquisition. These warrants vested on December 10, 1999 and are exercisable until December 2004. These warrants are subject to anti-dilution adjustments. For the year ended December 31, 1999, the Company recorded noncash compensation expense under APB 25 of $1,275,000 in connection with the issuance and vesting of these warrants.

         The fair value of the Consultant and AdSmart Warrants is based on the cost of services at the measurement date, March 7, 2000. The cost of these services has been estimated based on their estimated fair value. An appraisal of the value of the Company's Common Stock is currently being performed and is expected to be finalized by approximately June 30, 2000. Upon receipt of the appraisal, the Company may be required to materially adjust its financial statements to reflect the final appraisal values. The warrants are subject to anti-dilution adjustments.

Stock Options

Plans

         Under the Company's 1996 and 1997 Stock Option Plans (the "Plans"), options to purchase up to an aggregate of 976,000 shares of Common Stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options and non qualified stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator.

         Options granted under the Plans become exercisable as determined by the Board of Directors and must be exercised within ten yeas. Options granted are forfeited 90 days after an employee's separation from the Company.

         Due to the shutdown of operations in March 1999, all of the stock options granted to employees under the Plans that were outstanding at December 31, 1998, have been forfeited; however, the 41,036 stock options granted under the Plans to four Board members at an exercise price of $1.00 per share remain outstanding at March 31, 2000.

Other

         In 1995, options were issued outside of the Plans to Directors and an unaffiliated person to purchase 58,964 shares of Common Stock and 15,000 shares of Common Stock at an exercise price of $.79 and $1.00 per share, respectively.

         On December 10, 1999, the Board of Directors granted options outside of the Plans to Board members and employees for the purchase of 1,690,000 shares of Common Stock at an exercise price of $.50 per share. Of these options, (i) 100,000 vested in May 2000, (ii) 700,000 will vest in December 2000, and (iii) the balance vested upon issuance.

         The Board of Directors also granted options outside of the Plans to the Company's Chairman of the Board to purchase 352,900 shares of Common Stock, at an exercise price of $.50 per share, in lieu of cash compensation owed for services of approximately $176,000 as of December 31, 1998. These options were issued and vested as of December 10, 1999.

        For the three months ended March 31, 2000, the Company recorded noncash compensation expense under APB 25 of $221,000 in connection with the vesting of certain options.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires presentation of basic and diluted earnings (loss) per share and restatement of all prior year earnings (loss) per share. Due to the Company's net loss, all convertible securities are anti-dilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. The Company's financial statements for the quarters ended March 31, 2000 and 1999 do not include amounts which are considered components of other comprehensive income. Consequently, net income and comprehensive income are equivalent for both periods as defined.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, risks related to the Internet industry, the ability to attract and retain high quality employees, changing overall economy, rapid change in technology, the number and size of competitors in its markets, law and regulatory policy, the mix of products and services offered in the Company's target markets and other risks described herein and in the Company's 1999 Annual Report on Form 10-KSB.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Quarterly Report on Form 10-QSB.

Overview.

          From the Company's inception through April 1999, the Company engaged in research and development activities including the development of its initial products (developing and marketing simulation software), recruiting personnel, establishing marketing and manufacturing capabilities and raising capital. To date, the Company has not generated substantial revenues from the sale of its products. Revenues generated through October 30, 1997 were primarily derived from software development projects completed under contracts.

         During 1998, the Company focused primarily on the commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. Think 2000 was the first simulation product that the Company funded and brought to a broader market. The Company made a significant investment in the development and commercialization of Think 2000. However, change in market conditions resulted in a lack of interest in Y2K products and thus culminated in the failure to successfully commercialize Think 2000.

         In March 1999, in light of the changes in market conditions and the Company's failure to commercialize Think 2000, the Company eliminated substantially all of its operations and terminated all personnel other than those required to perform certain executive and administrative functions. The Company has retained the technology underlying the products that it discontinued.

         During the second half of 1999, the Company moved forward with its new strategy to establish itself as a global information technology and Internet holding and incubating company. The Company focused on locating and entering into transactions with existing, public or privately-held companies which, in its view, have growth potential and may be involved in the software or technology industry (a "Target Business").

         In March 2000, the Company announced the successful consummation of the Tritium Acquisition.

         The Company intends to continue to locate and enter into additional transactions with Target Businesses. To that end, the Company is currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation.

         Results of Operations

         Comparison of the three month periods ended March 31, 2000 and 1999.

         Revenues. Revenues for the quarter ended March 31, 2000 decreased by $39,000 or 67% to $19,000 from $58,000 for the quarter ended March 31, 1999.
Revenues during the quarter ended March 31, 2000 consisted of advertising revenues derived from StartFree.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by approximately $1,375,000 to $1,481,000 from $106,000 for the quarter ended March 31, 1999. Selling expenses consisted primarily of the estimated fair value of warrants issued for advertising services and a non-cash stock expense of approximately $934,000. General and administration expenses during the quarter ended March 31, 2000 consisted of approximately $221,000 attributed to the quarterly amortization of deferred stock compensation expense and approximately $219,000 in legal and auditing costs.

         Research and Development. Research and development expenses for the quarter ended March 31, 2000 decreased by $149,000 to nil from the quarter ended March 31, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expense was due to the elimination of all of the Company's operations in March 1999 until the commencement of its new strategy in the second half of 1999. StartFree had no research and development costs during the first quarter ended March 31, 2000.

         Internet Connectivity. Internet connectivity expenses for the quarter ended March 31, 2000 increased by approximately $80,000 from nil for the quarter ended March 31, 1999. This expense is directly related to the telephone access lines of StartFree's internet activity. These costs are unique and considered an "ongoing" expense to the StartFree operation.

         Interest Expense. Interest expense for the quarter ended March 31, 2000 decreased by $208,000 to nil. Interest expense of $208,000 in the quarter ended March 31, 1999 was due to the recognition of the interest attributable to the beneficial conversion features on certain bridge notes.

         Other Expenses, Net. Other expenses for the quarter ended March 31, 2000 increased by $261,000 from nil for the quarter ended March 31, 1999. Other expenses, net during the quarter ended March 31, 2000 were attributed to goodwill amortization costs arising from the acquisition of Tritium. The Company will amortize goodwill over a 36-month period on a straight-line basis.

         Net Loss. Net loss for the quarter ended March 31, 2000 increased by $1,398,000 to $1,803,000 from $405,000 for the quarter ended March 31, 1999.

         Liquidity and Capital Resources. Since the Company's inception and through March 31, 2000, the Company incurred cumulative losses aggregating approximately $17,299,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with launching the Tritium business, StartFree.com, and the Company's continued efforts towards locating Target Businesses. The primary uses of cash during the first quarter ended March 31, 2000 have been to fund Tritium's and then StartFree's operations and basic overhead expenses while the Company pursued Target Businesses and developed potential outside financing sources.

         At March 31, 2000, the Company had cash and cash equivalents of approximately $382,000, a negative working capital of approximately $294,000 and a shareholders' deficiency of approximately $9,377,000. At March 31, 2000, the Company had long-term liabilities of approximately $5,000 outstanding.

         The Company's operating activities used cash of approximately $147,000 and $135,000 for the quarters ended March 31, 2000 and 1999, respectively. The funds were used to fulfill general operating expenses.

         The Company's financing activities generated cash of approximately $550,000 for the quarter ended March 31, 2000 and $213,000 for the quarter ended March 31, 1999.

         The Company anticipates that its expenses will increase as it attempts to expand its business and locate and enter into transactions with Target Businesses. The Company expects to continue to incur losses for the foreseeable future. The Company's capital requirements will depend upon the numerous contingencies associated with early stage companies, including the ability of StartFree or any other Target Business to generate revenues. The Company's continued existence is dependent on its ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. The Company also expects to incur significant charges to income in connection with its recent acquisition of Tritium and the warrants issued in connection therewith.

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

         The costs that the Company has incurred related to Year 2000 compliance have not been material to its business, results of operations or financial condition. The Company has experienced no Year 2000 problems. In the event that the Company does encounter such problems (either within its own systems or with regard to a prolonged data communication, telecommunications or electrical failure), the Company could be required to expend additional resources or lose revenues.

         On May 5, 1998, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things that companies listed on the Nasdaq Small Cap Market maintain (i) net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000, or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. After a hearing before Nasdaq on July 24, 1998, Nasdaq notified the Company on November 7, 1998 that its stock had been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board, but the Company intends to be listed on the Nasdaq SmallCap Market again when it is able to comply with Nasdaq listing requirements.


         In addition, the Company's securities are penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990. Additional disclosure is required in connection with trading in the Company's securities, including determination of a purchaser's suitability and delivery of a disclosure schedule explaining the nature and risk of the penny stock market. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. Such requirements could severely limit the liquidity of the Company's securities. Although there is no assurance that the Company's securities will become listed again on the Nasdaq SmallCap Market, the Company intends to reapply when it is able to comply with Nasdaq's listing requirements.


PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In November and December 1999, the Company entered into financing agreements with outside investors. Such investors agreed to purchase an aggregate of 2,000,000 shares of Common Stock for $1,000,000, $500,000 of which was advanced to Tritium pursuant to a bridge note and $100,000 of which was advanced to the Company for working capital. On March 7, 2000, upon the closing of the Tritium acquisition, the outstanding bridge note and advance were repaid, and a total of 2,300,000 shares of Common Stock was purchased by investors for $1,150,000. In addition, investors also purchased 20,000 additional shares of Common Stock at $.50 per share in April 2000.

         The proceeds of the sales of these securities were used for working capital. The securities sold were issued only to accredited investors in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and were transactions not involving a public offering within the meaning of the Securities Act.

         On March 7, 2000, in connection with the Tritium Acquisition, the Company issued (i) 1,148,798.5 shares of Series A Preferred Stock to Tritium, which shares are convertible into an aggregate of 11,487,985 shares of Common Stock at such time as the Company increases the authorized number of shares of Common Stock; (ii) 200 shares of Series B Preferred Stock to the Company's Chairman, which shares are convertible into 200 shares of Common Stock at any time or automatically after March 7, 2005; and (iii) warrants to AdSmart to purchase an aggregate of 1,262,275 shares of Common Stock at an exercise price of $.01 per share.

         The securities described above were issued in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and were transactions not involving a public offering within the meaning of the Securities Act.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit 27 -- Financial Data Schedule


   (b)  Reports on Form 8-K

        A report on Form 8-K was filed on March 21, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 23, 2000

                                          THINKING TOOLS, INC.


                                          By: /s/ Fred Knoll
                                              -------------------------
                                              Name:  Fred Knoll
                                              Title: Chairman