Form 10QSB/A
period 2000-03-31
THINKING TOOLS INC
filed 2000-08-21
CIK 1021444

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 FORM 10-QSB/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Revised for the quarterly period ended March 31, 2000

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
     _______________

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

At August 21, 2000, the number of shares outstanding of the Issuer's Common Stock par value $.001 per share, was 9,704,237 shares.

                     THINKING TOOLS, INC. AND SUBSIDIARIES
          FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX


Part I - FINANCIAL INFORMATION                                                       PAGE NO.

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31 2000...............................3

          Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999.................................................4

          Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999.................................................5

          Notes to Consolidated Financial Statements....................................6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................................10


Part II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8 K.............................................14
Signatures.............................................................................15


PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

THINKING TOOLS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (Amended)
     (IN THOUSANDS)                                                            MARCH 31
   (unaudited)                                                                   2000
                                                                               --------
ASSETS

CURRENT  ASSETS:
  Cash and equivalents                                                              382
  Accounts receivable                                                                49
                                                                                -------

       Total current assets                                                         431

PROPERTY AND EQUIPMENT, Net                                                          28
                                                                                -------

OTHER ASSETS
  Deposits                                                                          408
  Goodwill                                                                        3,201
                                                                                -------

      Total other assets                                                          3,609

TOTAL ASSETS                                                                      4,068
                                                                                =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                  431
  Accrued expenses                                                                  236
  Notes payable                                                                    --
  Current portion of capital lease obligations                                     --
  Due to Tritium Network, Inc.                                                     --
                                                                                -------
       Total current liabilities                                                    667

LONG TERM DEPOSITS                                                                    5
                                                                                -------
       Total liabilities                                                            672
                                                                                -------

SHAREHOLDERS' DEFICIENCY
  Preferred convertible stock series "A"                                              1
  Preferred stock, $.001 par value; 3,000,000 shares authorized;                   --
    Preferred convertible stock series "a" $.001 par value; 1,148,798              --
      shares issued and outstanding
    Preferred convertible stock Series "B" $.001 par value, 200 shares issued      --
  Common stock, $.001 par value: 20,000,000 shares authorized;                     --
    shares issued and outstanding:  9,684,237 at June 30, 2000                       10
  Additional paid-in capital                                                     20,647
  Deferred Stock Compensation                                                      (654)
  Accumulated deficit                                                           (16,607)
                                                                                -------

       Total shareholders' deficiency                                             3,396
                                                                                -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    4,068
                                                                                =======


                 See notes to Consolidated Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Amended)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   Three Months Ended
                                                        March 31,
                                                   2000(1)    1999(2)
                                                   -------    -------
REVENUES
Product                                            $    19    $    58
                                                   -------    -------

COST AND EXPENSE
  Internet Connectivity                                 80       --
  Selling                                               27          8
  General and Administration                           928         98
  Software Operations                                 --         --
Research and development                              --          149
                                                   -------    -------

Total Cost and Expense                               1,035        255
                                                   -------    -------

LOSS FROM OPERATIONS                                (1,016)      (197)
                                                   -------    -------

OTHER INCOME (EXPENSE)
Interest expense                                      --         (208)
Goodwill Amortization                                   95       --

Total other expense                                     95       (208)
                                                   -------    -------

NET LOSS                                           $(1,111)   $  (405)
                                                   =======    =======

BASIC AND DILUTED NET LOSS PER SHARE               $ (0.14)   $ (0.09)
                                                   =======    =======

SHARES USED IN CALCULATION OF NET LOSS PER SHARE     7,991      4,642
                                                   =======    =======

(1)  Unaudited
(2) Derived from the December 31, 1999, audited Statement of Operations included in the Company's 1999 Annual Report on Form 10/KSB

THINKING TOOLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three Months Ended March 31,
                                                                                   2000 (1)   1999 (2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES (Amended)
     Net Loss                                                                      $(1,111)   $  (405)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                  94          2
         Warrants given for advertising expense                                        391       --
         Stock Compensation Expense                                                    221       --
         Interest attributable to beneficial conversion feature on bridge notes                   201
         Pay
         Changeover Tritium - Startfree                                                496
     Changes in assets and liabilities:
         Accounts Receivable                                                           (19)        47
         Deposits and Prepaids                                                         (93)
         Accounts payable                                                             (139)       (22)
         Accrued Expenses                                                               91         42
     Net cash used in operating activities                                             (70)      (135)

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of property and equipment                                                (3)      --
     Direct costs of acquisition                                                      (207)      --
     Net cash used in investing activities                                            (210)      --

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of convertible bridge notes                               --          213
     Proceeds from the issuance of common stock                                        550       --
     Net cash provided by financing activities                                         550        213
Net Increase in cash                                                                   270         78

CASH AND EQUIVALENTS, beginning of period (1-1-2000)                                   112          2

CASH AND EQUIVALENTS, end of period (3-31-2000)                                    $   382    $    80

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

     Conversion of investor advances to common stock                               $   600    $  --
     Issuance of warrants for direct costs of acquisition                          $   613    $  --

     In March 2000, The Company acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc. The specified liabilities included the $500,000 investor bridge note to Tritium Network,
     The Tritium Network Inc bridge note was cancelled when the $500,000 advance was converted to Shares of Thinking Tools, Inc common stock on March 7,
     2000.
      The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of a new Series A preferred convertible stock, as follows
             Fair value of assets acquired (per independent appraisal)             $ 3,100
             Liabilities assumed                                                       (52)
           Series A preferred convertible stock issued                             $ 3,048


(1)  Unaudited
(2) Derived from the December 31, 1999, audited cash flow statement included in the Company's Annual Report on Form 10/KSB


                 See notes to Consolidated Financial Statements

                     THINKING TOOLS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


1.   Basis of Presentation
     ---------------------

     These Financial Statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB and Form 10-KSB/A.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements include activity related to the Company's subsidiary, StartFree.com, Inc., which was formed on March 6, 2000 (see below). All significant inter-company balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position including those adjustments resulting from receipt of appraisal and the results of operations and cash flows for the interim periods have been included.

     The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $16,607,000 through March 31, 2000.

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

2.   Common and Preferred Stock Issued
     ---------------------------------

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

     In July 1999, the Company borrowed $150,000 from Gem Management by issuing an additional unsecured convertible note, with interest of 10% per annum and with warrants to purchase Common Stock at $.20 per share. The note and $5,554 of accumulated interest were converted into 777,518 shares of Common Stock on November 16, 1999. All warrants expired with the conversion.

     On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com (see "Management and Discussion Analysis - Overview") which acquired substantially all of the assets and assumed specified liabilities of Tritium. The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a newly created Series A convertible preferred stock. The preferred stock will be convertible into 11,487,985 shares of Common Stock when the Company files an amendment to its Certificate of Incorporation with the Secretary of the State of the State of Delaware increasing its authorized number of Common Stock to at least 35,000,000 shares.

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

     In connection with the accounting for this transaction, a substantial amount of goodwill has been recorded. The Company anticipates that the amortization of such goodwill will substantially impact upon the Company's results of operations in future years.

     In connection with the acquisition of Tritium, in November 1999, the Company entered into a financing arrangement for $1,000,000 with certain investors for the purchase of 2,000,000 shares of Common Stock for $.50 per share. Upon approval by the Company's Board of Directors of the Tritium acquisition on December 10, 1999, one of such investors advanced $100,000 to the Company and $500,000 to Tritium pursuant to a bridge note. On the closing date of the acquisition, (i) the outstanding bridge note was repaid through applying the amount owed to the purchase of shares of Common Stock of the Company (ii) the investors provided the remaining $400,000 under the agreement, and (iii) the balance of the 2,000,000 shares of Common Stock was issued. In March and April 2000, investors also purchased 300,000 and 20,000 additional shares of Common Stock, respectively, at $.50 per share, yielding an additional $160,000 of financing to the Company.

     In connection with the Tritium acquisition, on March 10, 2000, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, were issued to the Company's Chairman of the Board. The Series B Preferred Stock has certain voting control rights until March 7, 2005.

     In connection with the Tritium acquisition, the Company intends to effect an increase in the authorized common and preferred stock to 75,000,000 and 5,000,000 shares, respectively.

Warrants
--------

     The Company consummated a series of financing transactions in 1996. Warrants were issued to Technologies to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Common Stock at an exercise price of $3.90 per share (including 156,250 to Technologies and 300,000 to its underwriter and its designees), expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering ("IPO") and issued 1,610,000 shares of Common Stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its IPO, the Company sold options to purchase 140,000 shares of Common Stock to its underwriter for $.001 per option. These options are exercisable for a period of five years at an exercise price equal $10.40 per share. The 300,000 warrants and 140,000 options are subject to anti-dilution adjustments.

     On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 warrants (the "Consultant Warrants") to purchase shares of Common Stock at an exercise price of $.50 per share to a consultant as compensation for services provided. These warrants vested on March 7, 2000 and expire in December 2004.

     In addition, in connection with the Tritium acquisition, the Company contributed a warrant (the "AdSmart Warrant") to purchase 1,262,275 shares of Common Stock to the capital of StartFree.com, Inc. ("StartFree") in order for StartFree to deliver the AdSmart Warrant to AdSmart in connection with StartFree's advertising agreement with AdSmart. As of March 7, 2000, AdSmart can exercise warrants for 500,400 shares of Common Stock and an additional 584,399 shares of Common Stock are exercisable on the earlier of (i) 61 days after the date that the shares of Series A Preferred Stock of the Company owned by Tritium are converted into Common Stock or (ii) two years after the date of the AdSmart Warrant. An additional 177,476 shares of Common Stock are exercisable from time to time upon the written request of the holder of the AdSmart Warrant if, as a result of such exercise, such holder will not beneficially own in excess of five percent (5%) or more of the outstanding Common Stock.

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

Stock Options

     Plans

     Under the Company's 1996 and 1997 Stock Option Plans (the "Plans"), options to purchase up to an aggregate of 976,000 shares of Common Stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options and non qualified stock options, as determined by the Plan administrator.

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

     The Company intends to continue to locate and enter into additional transactions with Target Businesses. To that end, the Company is currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation. There can be no assurance that any such transaction will be consummated.

     Results of Operations

     Comparison of the three month periods ended March 31, 2000 and 1999.

     Revenues. Revenues for the quarter ended March 31, 2000 decreased by $39,000 or 67% to $19,000 from $58,000 for the quarter ended March 31, 1999.
Revenues during the quarter ended March 31, 2000 consisted of advertising revenues derived from StartFree.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by approximately $849,000 to $955,000 from $106,000 for the quarter ended March 31, 1999. General and administration expenses during the quarter ended March 31, 2000 consisted of approximately $221,000,000 attributed to the quarterly amortization of deferred stock compensation expense, $497,000 relates to a one time adjustment reflecting the transition from Tritium to StartFree and approximately $121,000 is attributable to legal and auditing costs.

     Research and Development. Research and development expenses for the quarter ended March 31, 2000 decreased by $149,000 to nil from the quarter ended March 31, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expense was due to the elimination of a part of the Company's operations in March 1999 until the commencement of its new strategy in the second half of 1999. StartFree had no research and development costs during the first quarter ended March 31, 2000.

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

     Other Expenses, Net. Other expenses for the quarter ended March 31, 2000 increased by $92,000 ,000 from nil for the quarter ended March 31, 1999. Other expenses, net during the quarter ended March 31, 2000 were attributed to goodwill amortization costs arising from the acquisition of Tritium. The Company will amortize goodwill over a 36-month period on a straight-line basis.

     Net Loss. Net loss for the quarter ended March 31, 2000 increased by $706,000 to $1,111,000 from $405,000 for the quarter ended March 31, 1999.

     Liquidity and Capital Resources. Since the Company's inception and through March 31, 2000, the Company incurred cumulative losses aggregating approximately $16,607,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with launching the Tritium business, StartFree.com, and the Company's continued efforts towards locating Target Businesses. The primary uses of cash during the first quarter ended March 31, 2000 have been to fund Tritium's and then StartFree's operations and basic overhead expenses while the Company pursued Target Businesses and developed potential outside financing sources.

     At March 31, 2000, the Company had cash and cash equivalents of approximately $382,000, a negative working capital of approximately $236,000 and a shareholders' deficiency of approximately $3,396,000. At March 31, 2000, the Company had long-term liabilities of approximately $5,000 outstanding.

     The Company's operating activities used cash of approximately $70,000 and $135,000 for the quarters ended March 31, 2000 and 1999, respectively. The funds were used to fulfill general operating expenses.

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

     On May 5, 1998, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with certain quantitative requirements for continued listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq requires, among other things that companies listed on the Nasdaq Small Cap Market maintain (i) net tangible assets of $2,000,000, (ii) a market capitalization of $35,000,000, or (iii) net income (in the latest fiscal year or two of the last three fiscal years) of $500,000. After a hearing before Nasdaq on July 24, 1998, Nasdaq notified the Company on November 7, 1998 that its stock had been delisted from the Nasdaq SmallCap Market due to the Company's failure to maintain compliance with these quantitative requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board, but the Company will seek listing on the Nasdaq SmallCap Market at such time, if ever, as it complies with Nasdaq's listing requirements.

     In addition, the Company's securities are penny stocks under the Securities Enforcement Penny Stock Reform Act of 1990. Additional disclosure is required in connection with trading in the Company's securities, including determination of a purchaser's suitability and delivery of a disclosure schedule explaining the nature and risk of the penny stock market. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. Such requirements could severely limit the liquidity of the Company's securities. There is no assurance that the Company's securities will ever become listed again on the Nasdaq SmallCap Market.

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November and December 1999, the Company entered into financing agreements with outside investors. Such investors agreed to purchase an aggregate of 2,000,000 shares of Common Stock for $1,000,000, $500,000 of which was advanced to Tritium pursuant to a bridge note and $100,000 of which was advanced to the Company for working capital. On March 7, 2000, upon the closing of the Tritium acquisition, the outstanding bridge note and advance were repaid, and a total of 2,000,000 shares of Common Stock was purchased by investors for $1,000,000. In addition, investors also purchased 300,000 and 20,000 additional shares of Common Stock at $.50 per share in March and April 2000.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               Exhibit 27 -- Financial Data Schedule


      (b)      Reports on Form 8-K

               A report on Form 8-K was filed on March 21, 2000.
               A report on Form 8-K was filed on August 7, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 21, 2000

                                        THINKING TOOLS, INC.

                                        By: /s/ Moshe Zarmi
                                            ------------------------------------
                                            Name:  Moshe Zarmi
                                            Title: President