Form 10QSB
period 2000-06-30
THINKING TOOLS INC
filed 2000-08-21
CIK 1021444

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2000

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

                     THINKING TOOLS, INC. AND SUBSIDIARIES
              10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                     INDEX


Part I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30 2000................   3

          Consolidated Statements of Operations for the six month
          periods ended June 30, 2000 and 1999..........................   4

          Consolidated Statements of Cash Flows for the three month
          periods ended June 30, 2000 and 1999..........................   5


          Notes to Consolidated Financial Statements....................   6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OFINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................  10

Part II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  14

Item 6.   EXHIBITS AND REPORTS ON FORM 8 K..............................  14

Signatures .............................................................  15

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

THINKING TOOLS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
     (IN THOUSANDS)                                                     JUNE 30
(unaudited)                                                              2000
                                                                        -------

ASSETS

CURRENT  ASSETS:
  Cash and equivalents                                                       17
  Accounts receivable                                                       101
                                                                        -------
       Total current assets                                                 118

PROPERTY AND EQUIPMENT, Net                                                  41
                                                                        -------

OTHER ASSETS
  Deposits and Prepaids - Net                                               686
 Goodwill - Net                                                           2,667
                                                                        -------
      Total other assets                                                  3,354

TOTAL ASSETS                                                              3,513
                                                                        =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                          803
  Accrued expenses                                                          268
  Current portion of capital lease obligations                             --
                                                                        -------
       Total current liabilities                                          1,071

LONG TERM DEPOSITS                                                            5
                                                                        -------
       Total liabilities                                                  1,076
                                                                        -------

COMMITMENTS AND CONTINGENCIES

INVESTOR ADVANCE                                                            100

SHAREHOLDERS' DEFICIENCY
  Preferred convertible stock series "A"                                      1
  Preferred stock, $.001 par value; 3,000,000 shares authorized;           --
     Preferred convertible stock series "A" $.001 par value; 1,148,798     --
    shares issued and outstanding
    Preferred convertible stock Series "B" $.001 par value, 200 shares issued and outstanding
  Common stock, $.001 par value: 20,000,000 shares authorized;             --
    9,684,237 shares issued and outstanding  at June 30, 2000                10
  Additional paid-in capital                                             20,657
  Deferred Stock Compensation                                              (436)
  Accumulated deficit                                                   (17,894)
                                                                        -------
       Total shareholders' deficiency                                     2,438
                                                                        -------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                            3,513
                                                                        =======


                   See notes to Condensed Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended     Six Months Ended
                                         June 30, 2000            June  30,
                                       2000 (1)   1999 (2)   2000 (1)   1999 (2)
                                       --------   --------   --------   --------
REVENUES
Product                                $    19    $    22    $    38    $    79
                                       -------    -------    -------    -------

OPERATING EXPENSES
  Internet Connectivity                    182       --          262       --
  Selling                                  100         21        127         30
  General and Administration               533         70      1,461        157
  Software Development                     169       --          169
Research and Development                  --           12       --          161
                                       -------    -------    -------    -------

  Total Operating Expense                  984        103      2,020        348
                                       -------    -------    -------    -------

  Operating Loss                          (966)       (81)    (1,982)      (269)
                                       -------    -------    -------    -------

Other Income/(expense), net
                                          (341)       (22)      (436)      (229)
                                       -------    -------    -------    -------


NET LOSS                               $(1,307)   $  (103)   $(2,418)   $  (498)
                                       =======    =======    =======    =======

BASIC AND DILUTED NET LOSS PER SHARE   $ (0.16)   $ (0.02)   $ (0.30)   $ (0.10)
                                       =======    =======    =======    =======

SHARES USED IN CALCULATION
OF NET LOSS PER SHARE                    7,991      4,642      7,991      4,642
                                       =======    =======    =======    =======


(1)  Unaudited
(2) Derived from the December 31, 1999, audited Statement of Operations included in the Company's 1999 Annual Report on Form 10/KSB


                  See notes to Condensed Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Six Months Ended June 30,
                                                                                  2000(1)    1999(2)
                                                                                  -------    -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

     Net Loss                                                                     $(2,418)   $  (498)
     Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization                                                 437          3
        Warrants given for advertising expense                                        391       --
        Stock Compensation expense                                                    436
        Interest attributable to beneficial conversion feature on bridge                         216
     Changes in assets and liabilities:
        Accounts receivable                                                           (62)        52
        Deposits and Prepaids                                                          53       --
        Accounts payable                                                              572        (35)
        Deferred revenues                                                                        (22)
        Accrued Expenses                                                               65         15
     Net cash used in operating activities                                           (526)      (269)

CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchases of property and equipment                                              (22)      --
     Gain/ (loss) on sale of fixed assets                                                         45
     Direct costs of acquisition                                                     (207)      --
     Net cash used in investing activities                                           (229)        45

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on capital leases                                            --           (3)
     Proceeds from issuance of notes payable                                          100        237

     Proceeds from the issuance of common stock                                       560       --
     Net cash provided by financing activities                                        660        234
Net Increase in cash                                                                  (95)        10

CASH AND EQUIVALENTS, beginning of period (1-1-2000)                                  112          3

CASH AND EQUIVALENTS, end of period (6-30-2000)                                   $    17    $    13

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

     Conversion of investor advances to common stock                              $   600    $  --
     Issuance of warrants for direct costs of acquisition                         $   613    $  --
     In March 2000, The Company acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc.  The specified liabilities included the $500,000 investor bridge note to
     Tritium Network. The Tritium Network Inc bridge note was cancelled upon the conversion of the bridge note into shares of Thinking Tools, Inc. common stock on March 7, 2000
      The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock, as follows:
            Fair value of assets acquired (Per independent appraisal)             $ 3,100
            liabilities assumed                                                       (32)
            Series A preferred convertible stock issued                             3,048


(1)  Unaudited
(2) Derived from the December 31, 1999, audited balance sheet included in the Company's 1999 Annual Report on Form 10-KSB


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

     The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $17,894,000 through June 30, 2000.

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

     In July 1999, the Company borrowed $150,000 from Gem Management by issuing an additional unsecured convertible note, with interest of 10% per annum and with warrants to purchase Common Stock at $.20 per share. The note and $5,554 of accumulated interest were converted into 777,518 shares of Common Stock on November 16, 1999. All warrants expired with the conversion

     On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com (see "Management Discussion and Analysis - Overview") which acquired substantially all of the assets and assumed specified liabilities of Tritium. The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a newly created Series A convertible preferred stock. The preferred stock will be convertible into 11,487,985 shares of Common Stock when the Company files an amendment to its Certificate of Incorporation with the Secretary of the State of the State of Delaware increasing its authorized number of Common Stock to at least 35,000,000 shares.

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

     On July 24 , 2000 the Company approved a bridge financing offer ("the Bridge Financing") from Technologies, under which the Company will receive an aggregate sum of up to $500,000 in exchange for (i) a demand note which will be convertible into shares of the Company's common stock at $0.375 per share (the "Note"), and (ii) warrants to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share (the "Bridge Warrants).

Warrants

     The Company consummated a series of financing transactions in 1996. Warrants were issued to Technologies to purchase 468,242 shares of Common Stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Common Stock at an exercise price of $3.90 per share (156,250 to Technologies and 300,000 to the Company's underwriter and its designees), expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering ("IPO") and issued 1,610,000 shares of Common Stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its IPO, the Company sold options to purchase 140,000 shares of Common Stock to its underwriter for $.001 per option. These options are exercisable for a period of five years at $10.40 per share. The 300,000 warrants and 140,000 options are subject to anti-dilution adjustments.

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

     Due to the shutdown of operations in March 1999, all of the stock options granted to employees under the Plans that were outstanding at December 31, 1998 have been forfeited; however, the 41,036 stock options granted under the Plans to four Board members at an exercise price of $1.00 per share remain outstanding at June 30, 2000.

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

     For the six months ended June 30, 2000, the Company recorded noncash compensation expense under APB 25 of $436,000 in connection with the vesting of certain options.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires presentation of basic and diluted earnings (loss) per share and restatement of all prior year earnings (loss) per share. Due to the Company's net loss, all convertible securities are anti-dilutive; hence both basic and diluted loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. The Company's financial statements for the six months ended June 30, 2000 and 1999 do not include amounts which are considered components of other comprehensive income. Consequently, net income and comprehensive income are equivalent for both periods as defined.

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

Overview.
---------

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

     Results of Operation

     Comparison of the three months ended June 30, 2000 and June 30, 1999

     Revenues. Revenues for the quarter ended June 30, 2000 decreased by $3,000 or 14% to $19,000 from $22,000 for the quarter ended June 30, 1999. Revenues during the quarter ended June 30, 2000 consisted of advertising revenues derived from StartFree.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased by $542,000 or approximately 595 %, from $91,000 to approximately $632,000 for quarter ended June 30, 1999. The increase was primarily in the areas of general, and administrative expenses and consisted of the cost of wages and salaries and approximately $215,000 was attributable to the amortization of deferred stock compensation expense and approximately $204,000 related to legal and auditing costs.

     Research and Development. Research and development expenses for the quarter ended June 30, 2000 decreased by approximately $12,000 to nil from the quarter ended June 30, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expenses was due to the elimination of the Company's software operations in March 1999. StartFree had no research and development costs during the second quarter ended June 30, 2000.

     Software Development. Software system expenses for the quarter ended June 30, 2000 increased by approximately $169,000 from nil for the quarter ended June 30, 1999. This expense is directly related to the maintenance and ongoing upgrading required of StartFree's internet activity. These expenses are primarily wages and salaries of approximately $142,000.

     Internet Connectivity. Internet connectivity expenses for the quarter ended June 30, 2000 increased by approximately $182,000 from nil for the quarter ended June 30, 1999. This expense is directly related to the telephone access lines of StartFree's internet activity. These costs are unique and considered an "ongoing" expense to the StartFree operation.

     Other Expense, Net. Other expense for the quarter ended June 30, 2000 increased by approximately $297,000 to approximately $341,000 from $22,000 for the quarter ended June 30, 1999. Other expenses, net during the quarter ended June 30, 2000 were attributed to goodwill amortization costs arising from the acquisition of Tritium. The Company will amortize goodwill over a 36 month period on a straight-line basis.

     Net Loss. Net loss for the quarter ended June 30, 2000 increased by approximately $1,204,000 to $1,307,000 from approximately $103,000 for the quarter ended June 30, 1999.

Comparison of six months ended June 30, 2000 and June 30, 1999

     Revenues. Revenues for the six months ended June 30, 2000 decreased by approximately $41,000 or 52% to $38,000 from $79,000 for the six months ended June 30, 1999. Revenues were derived from the "Think 2000" product during the six month period ending June 30, 1999. This product line has been eliminated. Revenues for the six months ended June 30, 2000 consisted of advertising revenues derived from StartFree.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1,401,000, or 84 % for the six months ended June 30, 2000, to $1,588,000 from $187,000 for the six months ended June 30, 1999. Selling, general and administrative expenses consisted of approximately $438,000 attributable to the amortization of deferred stock compensation expense, approximately $327,000 related to legal and auditing costs, approximately $497,000 pertaining to the Tritium changeover to StartFree and approximately $68,000 attributable to marketing and advertising expenses.

     Research and Development. Research and development expenses for the six months ended June 30, 2000 decreased by approximately $161,000 to nil for the six months ended June 30, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expenses was due to the elimination of the Company's software operations in March 1999. StartFree had no research and development costs during the six months ended June 30, 2000.

     Software Development. Software operation expenses for the six months ended June 30, 2000 increased by approximately $169,000 from nil for the six months ended June 30, 1999. This expense is directly related to the maintenance and ongoing upgrading required of StartFree's internet activity. These expenses are primarily wages and salaries of approximately $142,000.

     Internet Connectivity. Internet connectivity expenses for the six months ended June 30, 2000 increased by approximately $262,000 from nil for the six months ended June 30, 1999. This expense is directly related to the telephone access lines of StartFree's internet activity. These costs are unique and considered an "ongoing" expense to the StartFree operation.

     Interest. Interest expense for the six months ended June 30, 2000 decreased by $226,000 to nil from the six months ended June 30, 1999. The interest expense of approximately $216,000 for the six months ended June 30, 1999 was attributable to the 1998 Bridge Financing between Technologies and the Company.

     Other Income/expense, Net Other expense for the six months ended June 30, 2000 increased by $436,000 from nil from the six month ended June 30, 1999. The expense is primarily the amortization of goodwill of approximately $433,000 arising from the acquisition of Tritium. The Company will amortize goodwill over a 36 month period on a straight-line basis.

     Liquidity and Capital Resources. Since its inception and through June 30, 2000, the Company has incurred cumulative losses aggregating approximately $17,894,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with launching the Tritium business, StartFree.com, and the Company's continued efforts towards locating Target Businesses. The primary uses of cash during the first six months ended June 30, 2000 have been to fund Tritium's and then StartFree's operations and basic overhead expenses while the Company pursued Target Businesses and developed potential outside financing sources.

     At June 30, 2000, the Company had cash and equivalents of approximately $17,000, a negative working capital of approximately $967,000 and a negative shareholders' deficit of approximately $2,438,000. At June 30, 2000, the Company had long-term liabilities of approximately $5,000 outstanding.

     The Company's operating activities used cash of approximately $526,000 and $269,000 for the six months ended June 30, 2000 and 1999, respectively. The funds were used to fulfill general operating expenses.

     The Company's financing activities generated cash of approximately $660,000 for the six months ended June 30, 2000 and $234,000 for the six months ended June 30, 1999.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 24, 2000 the Company approved a bridge financing offer ("the Bridge Financing") from Technologies, under which the Company will receive an aggregate sum of up to $500,000 in exchange for (i) a note which will be convertible into shares of the Company's common stock at $0.375 per share (the "Note"), and (ii) warrants to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share (the "Bridge Warrants).

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