Form 10QSB
period 2000-09-30
THINKING TOOLS INC
filed 2000-11-27
CIK 1021444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended September 30, 2000

OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

YES  /x/        NO  / /

At November 27, 2000, the number of shares outstanding of the Issuer's Common Stock par value $.001 per share, was 10,204,637 shares.

                       THINKING TOOLS, INC. AND SUBSIDIARY
                      10-QSB FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000
                                      INDEX

Part I -  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of September 30, 2000................ 1

          Consolidated Statements of Operations for the three month and nine month periods ended  September 30, 2000 and 1999................... 2

          Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 2000 and 1999.......................... 4

          Notes to Consolidated Financial Statements......................... 5

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................ 11

Part II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 18

Item 6.   EXHIBITS AND REPORTS ON FORM 8 K................................... 18

Signatures................................................................... 19

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

THINKING TOOLS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
     (IN THOUSANDS)                                                     SEPT. 30
(unaudited)                                                               2000
                                                                        --------
ASSETS

CURRENT  ASSETS:
  Cash and equivalents                                                        1
   Accounts Receivable                                                       64
   Less Allowance for Doubtful Accounts                                     (50)
                                                                        -------
       Total current assets                                                  15

PROPERTY AND EQUIPMENT, NET                                                  39
                                                                        -------

OTHER ASSETS
  Deposits and Prepaids - Net                                               285
 Goodwill - Net                                                           2,664
                                                                        -------
      Total other assets                                                  2,949

TOTAL ASSETS                                                              3,003
                                                                        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        1,045
  Accrued expenses                                                          355

                                                                        -------
       Total current liabilities                                          1,400

COMMITMENTS AND CONTINGENCIES

INVESTOR ADVANCE                                                            426

SHAREHOLDERS' EQUITY
  Preferred convertible stock series "A"                                      1
  Preferred stock, $.001 par value; 3,000,000 shares authorized;             --
    Preferred convertible stock series "A" $.001 par value; 1,148,798        --
    shares issued and outstanding
    Preferred convertible stock Series "B" $.001 par value, 200 shares       --
    issued and outstanding
    Preferred convertible stock Series "C" $.001 par value, no shares issued and outstanding
  Common stock, $.001 par value: 20,000,000 shares authorized;               --
    9,704,237 shares issued and outstanding at September 30, 2000            10
  Additional paid-in capital                                             21,030
  Deferred Stock Compensation                                              (218)
  Accumulated deficit                                                   (19,646)
                                                                        -------
    Total shareholders' equity                                            1,177
                                                                        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                3,003
                                                                        =======

                 See notes to Consolidated Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
     (IN THOUSANDS, EXCEPT PER SHARE
      DATA)                            Three Months Ended    Nine Months Ended
(UNAUDITED)                                September 30,        September 30,
                                         2000       1999      2000       1999
                                       -------    ------------------    -------
REVENUES

Product                                $     8    $     3    $    46    $    82
                                       -------    ------------------    -------

OPERATING EXPENSES
        Internet Connectivity              226         --        488         --
        Selling General and                745         45      1,889        232
           Administration

        Software Development               120         --        289
        Research and Development            --          2         --        163
                                       -------    -------    -------    -------

      Total Operating Expense            1,091         47      2,666        395
                                       -------    -------    -------    -------

        Operating Loss                  (1,083)       (44)    (2,620)      (313)
                                       -------    -------    -------    -------

Other Expense                           (1,159)        (9)    (1,530)      (238)
                                       -------    -------    -------    -------

NET LOSS                               $(2,242)   $   (53)   $(4,150)   $  (551)
                                       =======    =======    =======    =======

BASIC AND DILUTED NET LOSS PER SHARE
                                       $ (0.24)   $ (0.01)   $ (0.45)   $ (0.12)
                                       =======    =======    =======    =======

SHARES USED IN CALCULATION
OF NET LOSS PER SHARE                    9,186      4,642      9,186      4,642
                                       =======    =======    =======    =======


                 See notes to Consolidated Financial Statements

THINKING TOOLS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                               Nine Months Ended
     (UNAUDITED)                                                                           September 30,
                                                                                          2000       1999
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net Loss                                                                           $(4,150)   $  (551)
      Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization,                                                      766          3
        Allowance given for doubtful expense                                                 50
        Stock compensation expense                                                          657
        Interest attributable to beneficial conversion feature on bridge note               874        216
        investor advances
     Changes in assets and liabilities:
        Accounts receivable                                                                 (37)        53
        Deposits and Prepaids                                                                66         --
        Accounts payable                                                                    761        (22)
        Deferred revenues                                                                              (22)
        Accrued Expenses                                                                    147       (102)
                                                                                        =======    =======
     Net cash used in operating activities                                                 (866)      (424)

CASH FLOWS (USED) IN INVESTING ACTIVITIES

     Purchases of property and equipment                                                    (24)        --
     Gain/ (loss) on sale of fixed assets                                                               45
     Direct costs of acquisition                                                           (207)        --
                                                                                        -------    -------
     Net cash provided (used) in investing activities                                      (231)        45

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on capital leases                                                    --         (3)
     Proceeds from issuance of bridge notes                                                 426        386

            Investor Advances

     Proceeds from the issuance of common stock                                             560         --
     Net cash provided by financing activities                                              986        383
                                                                                        -------    -------
Net Increase (Decrease) in cash                                                            (111)         4

CASH AND EQUIVALENTS, beginning of period (1-1-2000)                                        112          2

CASH AND EQUIVALENTS, end of period (9-30-2000)                                         $     1    $     6

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

     Conversion of investor advances to common stock                                    $   600    $    --
     In March 2000, the Company acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium")
     The specified liabilities included the $500,000 investor bridge note to Tritium
     The Tritium bridge note was cancelled upon the conversion of the bridge note into shares of the Company's common stock on March 7, 2000
     The consideration for the acquisition was paid by the Company through issuance of 1,148,798.5 shares of Series A preferred convertible stock, as follows:

            Fair value of assets acquired (per independent appraisal)                   $ 3,150    $    --
            Liabilities assumed                                                             552         --
            Series A  preferred convertible stock issued                                  2,598         --
                                                                                        =======
                    Warrants given for prepaid advertising                                  391    $    --

             See notes to Consolidated Financial Statements

                       THINKING TOOLS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         These Financial Statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB and Form 10-KSB/A.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements include activity related to the Company's subsidiary, StartFree.com, Inc. ("StartFree"), which was formed on March 6, 2000 (see below). All significant inter-company balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included in the accompanying financial statements.

         The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from its inception, the Company has experienced continuing losses, which total approximately $19,646,000 through September 30, 2000.

         Management has redirected the Company's strategy to reposition itself as a global information technology and Internet holding company for high technology companies. The Company intends to continue to locate and enter into transactions with existing, public or privately held companies in the software or technology industry which, in Management's view, have growth potential. The Company is currently engaged in negotiations with several such companies. The Company's continued existence is dependent on its ability to negotiate additional acquisitions, raise additional financing and develop successful future operations. There can be no assurance that the Company will be successful in such activities and be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       Common and Preferred Stock Issued

         On November 6, 1998, the Company approved a bridge financing offer from Thinking Technologies L.P. ("Technologies"), pursuant to which Technologies was granted the right to purchase up to $350,000 Senior Secured Convertible Notes ("Senior Notes") due within 90 days at 10% interest per annum, and warrants to purchase shares of the Company' common stock, $.001 par value per share (the "Common Stock"). Each $1,000 note was convertible into 5,000 shares of Common Stock, with expiration of the warrants upon conversion. During 1999, the Board of Directors of the Company (the "Board") approved an increase in the bridge financing offer to Technologies to include expenses incurred on behalf of the Company and accumulated interest. Technologies advanced the Company cash and accumulated interest in the aggregate amount of $392,992 through December 31, 1999. The Senior Notes plus the advances and accumulated interest were converted into 1,964,961 shares of Common Stock from November through December 31, 1999. All warrants expired with the conversions.

         In July 1999, the Company borrowed $150,000 from Gem Management by issuing an additional unsecured convertible note, with interest of 10% per annum and warrants to purchase Common Stock at $.20 per share. The note and $5,554 of accumulated interest were converted into 777,518 shares of Common Stock on November 16, 1999. All warrants expired with the conversion

         On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree, which acquired (the "Acquisition") substantially all of the assets and assumed specified liabilities of Tritium Networks, Inc., a Delaware corporation ("Tritium"). The consideration for the Acquisition was paid on March 7, 2000 through the issuance of 1,148,798.5 shares of a newly created Series A convertible preferred stock (the "Series A Preferred Stock"). The Series A Preferred Stock will be convertible into 11,487,985 shares of Common Stock when the Company files an amendment to its Certificate of Incorporation with the Secretary of the State of the State of Delaware increasing its authorized number of shares of Common Stock to at least 35,000,000 shares.

         Tritium is an Internet service provider based in Cincinnati, Ohio, which provides free Internet service to subscribers in exchange for the display of advertisements on the lower portion of the subscriber's screen. AdSmart Corporation ("AdSmart") agreed to provide Internet-based advertising and pay royalties to Tritium based on the number of individual advertisements viewed. In addition, one supplier provides connectivity for Tritium's Internet network services. These agreements have been assumed by StartFree and continue in effect.

         The Acquisition is accounted for under the purchase method of accounting for business combinations. In connection with the accounting for the Acquisition, a substantial amount of goodwill has been recorded. The Company anticipates that the amortization of such goodwill will substantially impact upon the Company's results of operations in future years.

         In November 1999, the Company entered into a financing arrangement for the amount of $1,000,000 with certain investors for the purchase of 2,000,000 shares of Common Stock for $.50 per share. Upon approval by the Board of the Acquisition on December 10, 1999, one such investor advanced $100,000 to the Company and $500,000 to Tritium pursuant to a bridge note (the "Tritium Note"). On the closing date of the Acquisition, (i) the Tritium Note was repaid by applying the amount owed to the purchase of shares of Common Stock, (ii) the investors provided the remaining $400,000 under the financing agreement, and
(iii) the balance of the 2,000,000 shares of Common Stock was issued by the Company to the investors. In March and April 2000, investors also purchased 300,000 and 20,000 additional shares of Common Stock, respectively, at $.50 per share, yielding an additional $160,000 of financing to the Company.

         In connection with the Acquisition, on March 10, 2000, the Company issued 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, to the Company's Chairman of the Board. The Series B Preferred Stock has certain voting control rights until March 7, 2005.

         In connection with the Acquisition, the Company intends to effect an increase in the authorized common and preferred stock to 75,000,000 and 5,000,000 shares, respectively.

         In July 2000, the Board of Directors approved a bridge financing offer from Technologies pursuant to which Technologies would loan the Company up to $500,000 (the "Technologies Bridge"). In November 2000, the Board of Directors approved an increase in the Technologies Bridge to up to $1,000,000 (together with the Technologies Bridge, the "Technologies Bridge Financing"). These loans are to be evidenced by a demand note which bears interest at 10% per annum and is convertible at the option of the holder into shares of the Company's Common Stock at $0.375 per share commencing in February 2001. Technologies is entitled to receive warrants to purchase up to 533,333 shares of the Company's Common Stock at $0.375 per share in connection with these bridge loans. From May 15, 2000 through September 30, 2000, Technologies advanced bridge loans to the Company in the principal amount of $417,000 and accumulated interest of $9,000.

         In order to induce Technologies to continue its bridge loans with the Company, in November 2000, Michael Lee, the President of StartFree, and Tritium, granted Technologies as collateral security for the repayment of bridge loans made by Technologies to the Company an option to purchase, for nominal consideration, 600,000 shares of the Company's Series A Preferred Stock owned by Michael Lee or Tritium, as the case may be, in the event that the Company fails to repay the Technologies Bridge Financing when due.

         In September 2000, the Company and Rockley International Ltd., a British Virgin Islands corporation ("Rockley") entered into a purchase agreement providing for the purchase by Rockley of shares of the Company's Series C Convertible Preferred Stock (the "Preferred Shares"). Rockley agreed to purchase 400,000 Preferred Shares for an aggregate purchase price of $4,000,000. Each Preferred Share is initially convertible into twenty shares of the Company's Common Stock. 200,000 of the Preferred Shares were required to be purchased by Rockley no later than September 12, 2000, with the balance to be purchased within sixty days thereafter, unless the parties agreed otherwise. Although representatives of Rockley continue to assure the Company that Rockley intends to consummate the transactions contemplated by the purchase agreement, Rockley is currently in default under the purchase agreement. There can be no assurance that the transactions contemplated by the purchase agreement will ever be consummated.

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

         On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 warrants (the "Consultant Warrants") to purchase shares of Common Stock at an exercise price of $.50 per share to a consultant as compensation for services provided. The Consultant Warrants, however, have no value. These warrants vested on March 7, 2000 and expire in December 2004.

         In addition, in connection with the Tritium acquisition, the Company contributed a warrant (the "AdSmart Warrant") to purchase 1,262,275 shares of Common Stock, at $.01 per share, to the capital of StartFree.com, Inc. ("StartFree") in order for StartFree to deliver the AdSmart Warrant to AdSmart in connection with StartFree's advertising agreement with AdSmart. As of March 7, 2000, AdSmart can exercise warrants for 500,400 shares of Common Stock and an additional 584,399 shares of Common Stock are exercisable on the earlier of (i) 61 days after the date that the shares of Series A Preferred Stock of the Company owned by Tritium are converted into Common Stock or (ii) two years after the date of the AdSmart Warrant. An additional 177,476 shares of Common Stock are exercisable from time to time upon the written request of the holder of the AdSmart Warrant if, as a result of such exercise, such holder will not beneficially own in excess of five percent (5%) or more of the outstanding Common Stock. The value of these warrants has been determined to be approximately $391,000 which has been included in the consolidated balance sheet under deposits and prepaid-net. The original agreement between AdSmart and Tritium (the "AdSmart Agreement") was for a period of thirty months beginning July 15, 1999. Because the AdSmart Warrant was issued on March 7, 2000 in connection with the Acquisition, the value of the AdSmart Warrant is being amortized on a straight-line basis over the remaining 22.5 months remaining in the term of the AdSmart Agreement.

         On December 10, 1999, the Company's Chairman of the Board and its Chief Executive Officer were granted warrants to purchase 549,800 and 550,000 shares of common stock, respectively, at an exercise price of $.50 per share. These warrants were issued for various services related to facilitating the Tritium acquisition. These warrants vested on December 10, 1999 and are exercisable until December 2004. For the year ended December 31, 1999, the Company recorded noncash compensation expense under APB 25 of $1,275,000 in connection with the issuance and vesting of these warrants. On October 30, 2000, AdSmart exercised the AdSmart Warrant with respect to 500,400 shares of Common Stock.

Stock Options

Plans

         Under the Company's 1996 and 1997 Stock Option Plans (together, the "Plans"), options to purchase up to an aggregate of 976,000 shares of Common Stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options and non qualified stock options, as determined by the Plan administrator.

         Options granted under the Plans become exercisable as determined by the Board of Directors and must be exercised within ten years. Options granted are forfeited 90 days after an employee's separation from the Company.

         Due to the shutdown of the Company's operations in March 1999, all of the stock options granted to employees under the Plans that were outstanding at December 31, 1998 have been forfeited, except for 41,036 stock options granted to four Board members at an exercise price of $1.00 per share which remain outstanding at September 30, 2000.

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

         For the nine months ended September 30, 2000, the Company recorded noncash compensation expense under APB 25 of approximately $657,000 in connection with the vesting of certain options.

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

         During the second half of 1999, the Company moved forward with its new strategy to establish itself as a global information technology and Internet holding company. The Company focused on locating and entering into transactions with existing, public or privately-held companies which, in its view, have growth potential and may be involved in the software or technology industry (a "Target Business").

         In March 2000, the Company announced the successful consummation of the Acquisition.

         The Company intends to continue to locate and enter into additional transactions with Target Businesses. To that end, the Company is currently engaged in negotiations with several candidates. A combination may be structured as a merger, consolidation, exchange of the Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation. There can be no assurance that any such transaction will be consummated.

         Results of Operation

         Comparison of the three months ended September 30, 2000 and September 30, 1999

         Revenues. Revenues for the quarter ended September 30, 2000 increased by $5,000 or 17% to $8,000 from $3,000 for the quarter ended September 30, 1999. Revenues during the quarter ended September 30, 2000 consisted of advertising revenues derived from StartFree.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased by $700,000 to approximately $745,000 from $45,000 for the quarter ended September 30, 1999. The increase primarily consisted of: (i) approximately $71,000 reflecting the cost of wages; (ii) approximately $218,000 attributable to the amortization of deferred stock compensation expense; (iii) approximately $178,000 relating to legal and auditing costs, (iv) $50,000 relating to bad debt expense; (v) approximately $85,000 relating to advertising costs; and (vi) approximately $52,000 in connection with amortization expenses related to the AdSmart Warrant.

         Research and Development. Research and development expenses for the quarter ended September 30, 2000 decreased by approximately $2,000 to nil from the quarter ended September 30, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expenses was due to the elimination of certain Company software operations in March 1999. StartFree had no research and development costs during the third quarter ended September 30, 2000.

         Software Development. Software system expenses for the quarter ended September 30, 2000 increased by approximately $120,000 from nil for the quarter ended September 30, 1999. This expense is directly related to the maintenance and prototype development which is required for StartFree's Internet activity. These expenses are primarily wages and salaries of approximately $93,000 and outside contract costs of approximately $18,000.

         Internet Connectivity. Internet connectivity expenses for the quarter ended September 30, 2000 increased by approximately $226,000 from nil for the quarter ended September 30, 1999. This expense is directly related to the telephone access lines of StartFree's Internet activity. These costs are unique and considered an "ongoing" expense of StartFree.

         Other Expense, Net. Other expense for the quarter ended September 30, 2000 increased by approximately $1,150,000 to approximately $1,159,000 from $9,000 for the quarter ended September 30, 1999. Other expenses, net during the quarter ended September 30, 2000 were attributed to (1) goodwill amortization costs of approximately $276,000 arising from the acquisition of Tritium, which is based on a 36 month period using a straight-line basis; (2) interest of approximately $874,000, which represents the interest attributable to the beneficial conversion features in the Senior Note and the Tritium Note; and (3) interest of approximately $9,000 which relates to interest charged in connection with the Technologies Bridge Financing at a rate of 10% from May 15, 2000 through September 30, 2000.

         Net Loss. Net loss for the quarter ended September 30, 2000 increased by approximately $2,189,000 to $2,242,000 from approximately $53,000 for the quarter ended September 30, 1999.

Comparison of nine months ended September 30, 2000 and September 30, 1999

         Revenues. Revenues for the nine months ended September 30, 2000 decreased by approximately $36,000 or 44% to $46,000 from $82,000 for the nine months ended September 30, 1999. Revenues were derived from the "Think 2000" product during the nine month period ended September 30, 1999. This product line has been eliminated. Revenues for the nine months ended September 30, 2000 consisted of advertising revenues derived from StartFree.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1,657,000 for the nine months ended September 30, 2000, to $1,889,000 from $232,000 for the nine months ended September 30, 1999. Selling, general and administrative expenses consisted of approximately $654,100 attributable to the amortization of deferred stock compensation expense, approximately $504,300 related to legal and auditing costs attributed primarily to the costs of the Tritium changeover to StartFree, approximately $139,000 pertaining to salaries, wages and consulting, approximately $248,000 relates to marketing and advertising expenses, which includes approximately $105,000 relating to the AdSmart Agreement and $50,000 relating to the recognition of potential bad debt expense.

         Research and Development. Research and development expenses for the nine months ended September 30, 2000 decreased by approximately $163,000 to nil for the nine months ended September 30, 1999. Research and development costs in prior years were attributable to the Company's software development activity. The decrease in research and development expenses was due to the elimination of certain Company software operations in March 1999. StartFree had no research and development costs during the nine months ended September 30, 2000.

         Software Development. Software operation expenses for the nine months ended September 30, 2000 increased by approximately $289,000 from nil for the nine months ended September 30, 1999. This expense is directly related to the maintenance and prototype development which is required for StartFree's Internet activity. These expenses are primarily wages and salaries of approximately $237,000 and outside contractors expense of approximately $36,000.

         Internet Connectivity. Internet connectivity expenses for the nine months ended September 30, 2000 increased by approximately $488,000 from nil for the nine months ended September 30, 1999. This expense is directly related to the telephone access lines of StartFree's Internet activity. These costs are unique and considered an "ongoing" expense to the StartFree operation.

         Other Income/Expense, Net. Other income/expense for the nine months ended September 30, 2000 increased by $1,300,000 to $1,530,000 from $230,000.
The change in income/expense is due primarily to:

         (1) Interest. Interest expense for the nine months ended September 30, 2000 increased by approximately $658,000 to $883,000 from $225,000 for the nine months ended September 30, 1999. Interest expense for 2000 year to date of approximately $875,000 is related directly to the Technologies Bridge Financing to the Company. Interest expense of approximately $225,000 for the nine months ended September 30, 1999 was attributable to the 1998 Bridge Financing between Technologies and the Company.

         (2) Other Income/Expense. Other expense for the nine months ended September 30, 2000 increased by $646,700 from nil for the nine months ended September 30, 1999. The expense is primarily the amortization of goodwill of approximately $643,000 arising from the Acquisition, which goodwill is being amortized over a 36-month period on a straight-line basis.

         Liquidity and Capital Resources. Since its inception and through September 30, 2000, the Company has incurred cumulative losses aggregating approximately $19,646,000 and has not experienced any quarter of profitable operations. The Company expects to continue to incur operating losses for the foreseeable future, principally as a result of expenses associated with launching the Tritium business, StartFree.com, and the Company's continued efforts towards locating Target Businesses. The primary uses of cash during the first nine months ended September 30, 2000 have been to fund Tritium's and then StartFree's operations and basic overhead expenses while the Company pursued Target Businesses and developed potential outside financing sources.

         At September 30, 2000, the Company had cash and equivalents of approximately $1,000, a negative working capital of approximately $1,385,000 and a negative shareholders' equity of approximately $1,177,000. At September 30, 2000, the Company had no long-term liabilities.

         The Company's operating activities used cash of approximately $866,000 and $424,000 for the nine months ended September 30, 2000 and 1999, respectively. The funds were used to fulfill general operating expenses.

         The Company's financing activities generated cash of approximately $986,000 for the nine months ended September 30, 2000 and $383,000 for the nine months ended September 30, 1999.

         In July 2000, the Board of Directors approved a bridge financing offer from Technologies pursuant to which Technologies would loan the Company up to $500,000. In November 2000, the Board approved an increase in the Technologies Bridge Financing of up to $1,000,000. These loans are to be evidenced by demand notes which bear interest at 10% per annum and are convertible at the option of the holder into shares of the Company's Common Stock at $.375 per share commencing in February 2001, except as otherwise provided therein. Technologies is entitled to receive warrants to purchase up to 533,333 shares of the Company's Common Stock at $.375 per share in connection with these bridge loans. From May 15, 2000 through September 30, 2000, Technologies advanced bridge loans to the Company in the principal amount of $417,000, which has accumulated interest of approximately $9,000 through September 30, 2000. From October 1, 2000 through November 17, 2000, Technologies advanced bridge loans to the Company in the principal amount of $380,000.

         In order to induce Technologies to continue its bridge loans with the Company, in November 2000, Michael Lee, the President of StartFree and Tritium, granted Technologies an option to purchase, for nominal consideration, as collateral security for the repayment of bridge loans made by Technologies to the Company 600,000 shares of the Company's Series A Preferred Stock owned by Michael Lee or Tritium, as the case may be, in the event that the Company fails to repay the Technologies Bridge Financing when due.

         In September 2000, the Company and Rockley International Ltd., a British Virgin Islands corporation ("Rockley") entered into a purchase agreement providing for the purchase by Rockley of shares of the Company's Series C Convertible Preferred Stock (the "Preferred Shares"). Rockley agreed to purchase 400,000 Preferred Shares for an aggregate purchase price of $4,000,000. Each Preferred Share is initially convertible into twenty shares of the Company's Common Stock. 200,000 of the Preferred Shares were required to be purchased by Rockley no later than September 12, 2000, with the balance to be purchased within sixty days thereafter, unless the parties agreed otherwise. Although representatives of Rockley continue to assure the Company that Rockley intends to consummate the transactions contemplated by the purchase agreement, Rockley is currently in default under the purchase agreement. There can be no assurance that the transactions contemplated by the purchase agreement will ever be consummated.

         The Company anticipates that its expenses will increase as it attempts to expand its business and locate and enter into transactions with Target Businesses. The Company expects to continue to incur losses for the foreseeable future. The Company's capital requirements will depend on the numerous contingencies associated with early stage companies, including the ability of StartFree or any other Target Business to generate revenues. The Company's continued existence is dependent on its ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. The Company will continue to incur significant charges to income in connection with its recent acquisition of Tritium and the warrants issued in connection therewith. The Company will incur additional costs as a result of the Technologies Bridge Financing.

         The Company is currently evaluating its financing options and is actively searching for candidates with which to enter into transactions. The Company's management intends to consider only transaction candidates which, in management's view, have growth potential. The Company's limited financial resources may make the search difficult or even impossible without additional financing. There can be no assurance that the Company will be able to obtain this goal on a timely basis, on favorable terms, or at all. In any such event, the Company may be unable to implement its business plan.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From May 15, 2000 through November 17, 2000, the Company issued to Thinking Technologies, L.P. ("Technologies") demand notes in the aggregate principal amount of $797,000. These notes are convertible into shares of the Company's Common Stock at $.375 per share commencing in February 2001, except as otherwise provided therein. In connection with these bridge loans, Technologies received warrants to purchase up to approximately 425,000 shares of the Company's Common Stock at $.375 per share.

         On October 30, 2000, AdSmart Corporation exercised the AdSmart Warrant with respect to 500,400 shares of Common Stock.

         The securities described above were issued in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and were transactions not involving a public offering within the meaning of the Securities Act.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit 3.1 - Certificate of Incorporation (1)

         Exhibit 3.2 - Certificate of Designations, Powers, Preferences and
                       Rights of the Series A Convertible Preferred Stock (2)

         Exhibit 3.3 - Certificate of Designations, Powers, Preferences and
                       Rights of the Series B Convertible Preferred Stock (2)

         Exhibit 3.4 - Certificate of Designations, Powers, Preferences and
                       Rights of the Series C Convertible Preferred Stock

         Exhibit 3.5 - By-laws (1)

         Exhibit 27 -- Financial Data Schedule

   (b)   Reports on Form 8-K

         A report on Form 8-K was filed on August 7, 2000.

(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission (the "Commission") on September 3, 1996.

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 22, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 27, 2000

                                                    THINKING TOOLS, INC.


                                                    By:  /s/ Moshe Zarmi
                                                       -------------------------
                                                       Name:  Moshe Zarmi
                                                       Title: President