Form 10KSB
THINKING TOOLS INC
filed 2001-05-02
CIK 1021444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 000-21295

                              THINKING TOOLS, INC.
           -----------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     77-0436410
---------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

200 Park Avenue  Ste 3900 New York,  New York            10166
---------------------------------------------         ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number      (212) 808-7474

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year was $46,000

As of April 23, 2001, 10,204,637 shares of common stock (the "Common Stock") of the Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the OTC Bulletin Board on April 23, 2001 of $.10 per share, was approximately $635,423.

Transitional Small Business Disclosure Format (Check one):   Yes ___  No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from the results discussed in such forward-looking statements. See "Description of Business-Cautionary Statements Regarding Forward-Looking Statements."

Item 1. DESCRIPTION OF BUSINESS.

         General.
         -------

         In March 2000, Thinking Tools, Inc., a Delaware corporation (the "Company" or "we") through a newly-formed and wholly-owned subsidiary, StartFree.com, Inc. ("StartFree"), acquired (the "Tritium Acquisition") the business and substantially all of the assets and certain of the liabilities of Tritium Network, Inc., a Delaware corporation ("Tritium"). Following the Tritium Acquisition, StartFree was a national provider of co-branded free Internet access that was supported by advertising revenues and corporate private-label programs. In light of adverse changes in the market, StartFree's prospects and its failure to generate sufficient revenues to support its operations, in December 2000, StartFree ceased operations. This decision was based in part on the notification by Engage, Inc., a subsidiary of CMGI, Inc. ("Engage"), that Engage had terminated the Representation Agreement with StartFree under which it had provided StartFree with certain essential services. We believe that Engage had no grounds for terminating the Representation Agreement. Accordingly, the Company currently has no active business. However, we have since begun to search for candidates with which to enter into business combinations or strategic transactions.

         History.
         -------

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

         In September 1997, we introduced Think 2000, a Year 2000 business simulation software product. Think 2000 was the first simulation software product which we internally funded, developed and presented to a broad market. We invested significant resources and capital in the development and commercialization of Think 2000, but changes in market conditions and lack of demand for Year 2000 software products had an adverse effect on the success of Think 2000. Accordingly, the lack of success of Think 2000 had a material adverse effect on our business, results of operations and financial condition.

         From our inception until March 1999, we engaged actively in research and development activities and organizational efforts in developing and marketing business simulation software. These activities and efforts included developing and testing software products, recruiting qualified personnel, establishing marketing and manufacturing capabilities and raising capital. However, in light of our experience with Think 2000, we contemplated new business strategies. On April 23, 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel with the exception of certain executive and administrative personnel. During the third quarter of 1999, we formulated a new and aggressive business strategy to establish ourselves as a global information technology and Internet holding company.

         On March 7, 2000, we consummated the Tritium Acquisition. In exchange for StartFree's acquisition of substantially all of the assets and certain of the liabilities of Tritium, we (a) issued 1,148,798.5 shares of our Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), of which 979,140.5 shares were delivered to Tritium and 169,658 shares were delivered into escrow to secure certain indemnification obligations of Tritium under the purchase agreement, and (b) assumed certain liabilities and obligations of Tritium. Each share of Series A Preferred Stock is convertible into 10 shares of our common stock, par value $.001 per share (the "Common Stock"). In March 2001, in connection with the liquidation and dissolution of Tritium, the shares of Series A Preferred Stock held by Tritium were distributed to its shareholders.

Recent Developments.
-------------------

         On December 18, 2000 due to the adverse changes in the Internet environment and especially in the area of Internet service providers, and in light of the fact that StartFree was not able to generate sufficient revenues to support current operations, we discontinued the operations of StartFree. This decision was based in part on the notification by Engage that it had terminated the Representation Agreement with StartFree, under which it had provided StartFree with certain essential services. We believe that Engage had no grounds for terminating the Representation Agreement.

Plan of Business
----------------

         The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view, has growth potential (a "Target Business"). To that end, the Company is currently engaged in negotiations with several candidates. A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation.

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

         - potential impairment of relationships with employees or customers as a result of changes in management; and

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

         Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. We will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to ourselves, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

Employees.
---------

         The Company currently does not have any paid employees. Moshe Zarmi, our President and Chief Executive Officer, and Fred Knoll, our Chairman, are our only officers. In addition, Patricia Kessler provides certain services on a consulting basis.

Cautionary Statements Regarding Forward-Looking Statements.
----------------------------------------------------------

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

Item 2. DESCRIPTION OF PROPERTY.

         Our principal offices are located at 200 Park Avenue, New York, New York, where all executive functions are performed. The Company is not currently charged for the use of these premises.

Item 3. Legal Proceedings.

         We are not involved in any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our security holders for a vote during the year ended December 31, 2000.

PART II
-------

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TSIM." (From April 24, 2001 through the filing of this Annual Report on Form 10-KSB, the Common Stock has been quoted on the OTC Bulletin Board under the symbol "TSIME" to denote that the Company was not current in its filing obligations with the Securities and Exchange Commission.) The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the OTC Bulletin Board for the period commencing January 1, 1999, and ending on December 31, 2000. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


             Period                         High                Low
             ------                         ----                ---

             Fiscal 2000
             -----------
             First Quarter                  7.75               7.00
             Second Quarter                 1.75               1.19
             Third Quarter                   .50                .38
             Fourth Quarter                  .13                .06

             Fiscal 1999
             -----------
             First Quarter                  1.34                .22
             Second Quarter                  .44                .19
             Third Quarter                   .80                .31
             Fourth Quarter                 4.00                .51

         The number of holders of record for our Common Stock as of December 31, 2000 was approximately 18. This number excludes individual stockholders holding stock under nominee security position listings.

         We did not pay any dividends on the Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future.

         Sales of Unregistered Securities. In the past three years, we have made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "Securities Act"), pursuant to
Section 4(2) thereof.

         In November 1998, we granted Thinking Technologies, L.P. ("Technologies") the right to purchase 350 units (each, a "Bridge Unit") for $1,000 per Bridge Unit (the "1998 Bridge Financing"). Each Bridge Unit consisted of a Secured Convertible Note in the principal amount of $1,000 bearing interest at a rate of 10% per annum (each, a "Bridge Note") and a warrant to purchase 200 shares of the Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Bridge Warrant"). Each Bridge Note was convertible into 5,000 shares of Common Stock, and upon conversion of each Bridge Note, the corresponding Bridge Warrant was to be terminated without any further consideration. Technologies purchased approximately 393 Bridge Units for an aggregate purchase price of $392,992.14. In December 1999, Technologies converted all of the 393 Bridge Notes (including accrued interest and expenses incurred by Technologies in an amount equal to $69,000) into 1,964,961 shares of our Common Stock. There are no Bridge Units currently outstanding. In connection with the 1998 Bridge Financing, we agreed to reimburse Technologies for certain expenses incurred by it in performing advisory and consulting services relating to a strategic transaction. Fred Knoll, our Chairman, is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P.

         In July 1999, we sold 150 units (the "Gem Units") to Gem Management Limited ("Gem") for an aggregate purchase price of $150,000 (the "Gem Financing"). Each Gem Unit consisted of an Unsecured Convertible Note in the principal amount of $1,000 bearing interest at a rate of 10% per annum (each, a "Gem Note") and a warrant to purchase 30 shares of our Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Gem Warrant"). Each Gem Note was convertible into 5,000 shares of the Common Stock, and upon conversion of each Gem Note the corresponding Gem Warrant was to be terminated without any further consideration. As of December 31, 1999, Gem had converted all 150 Gem Notes (including accrued interest in an amount equal to approximately $5,500) into 777,518 shares of Common Stock. There are no Gem Units currently outstanding.

         Effective as of December 10, 1999, Fred Knoll agreed to exchange accrued salary of $176,450 owed to him by us for options to purchase 352,900 shares of Common Stock at a purchase price of $0.50 per share. Also effective as of December 10, 1999, in connection with consulting and advisory services rendered in connection with the Tritium Acquisition, we issued (i) warrants to Global e-Markets, Inc. to purchase 2,450,000 shares of Common Stock at an exercise price of $.50 per share, (ii) warrants to Mr. Knoll to purchase 549,800 shares of Common Stock at an exercise price of $.50 per share; and (iii) warrants to Moshe Zarmi, our President, to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share.

         In November 1999, we entered into a financing agreement with an outside investor. This investor agreed to purchase 2,000,000 shares of Common Stock for $1,000,000, $500,000 of which was advanced to Tritium pursuant to a bridge note and $100,000 of which was advanced to the Company for working capital. In March 2000, upon the closing of the Tritium Acquisition, the outstanding bridge note and advance were repaid, and a total of 2,300,000 shares of Common Stock was purchased by investors for $1,150,000. In April 2000, an additional 20,000 shares of Common Stock were purchased by an investor for $10,000.

         On March 7, 2000, in connection with the Tritium Acquisition, we issued
(i) 1,148,798.5 shares of Series A Preferred Stock to Tritium, which shares are convertible into an aggregate of 11,487,985 shares of Common Stock at such time as we increase the authorized number of shares of Common Stock; and (ii) 200 shares of Series B Preferred Stock to Mr. Knoll, which shares are convertible into 200 shares of Common Stock at any time and automatically after March 7, 2005. In connection with its dissolution, Tritium subsequently distributed the shares of Series A Preferred Stock to its shareholders.

         In connection with an amendment to an agreement between Tritium and Engage, the successor to Adsmart Corporation, necessary to permit the transfer of such agreement to StartFree in connection with the Tritium Acquisition, we issued to Engage a warrant (the "Engage Warrant") to purchase an aggregate of 1,262,275 shares of Common Stock at an exercise price of $.01 per share. The Engage Warrant is exercisable as follows: (i) 500,400 shares of Common Stock (the "First Tranche") are exercisable as of the date of the Engage Warrant, (ii) an additional 584,399 shares of Common Stock are exercisable on the earlier of
(y) 61 days after the date that the shares of Series A Preferred Stock are converted into Common Stock or (z) two years after the date of the Engage Warrant; and (iii) an additional 177,476 shares of Common Stock are exercisable from time to time upon the written request of the holder of the Engage Warrant if, as a result of such exercise, the holder would not beneficially own in excess of five percent (5%) or more of the outstanding Common Stock of the Company.

          In October 2000, Engage exercised the Engage Warrant in part with respect to the First Tranche, leaving a balance of 761,875 shares of Common Stock issuable under the Engage Warrant.

         In November 2000, in consideration of advances made by Technologies to the Company, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note is secured by all of the Company's property. The principal and interest outstanding under the Note was originally convertible into shares of Common Stock at a price of $.375 per share, and in February 2001, the Note was amended to change the conversion price to $.12 per share. At December 31, 2000, the amount outstanding under the Note was approximately $885,149, consisting of principal of $860,394 and interest of $24,755. In connection with the loans evidenced by the Note, Technologies was issued five-year warrants to purchase 425,066 shares of Common Stock at a price of $.375 per share. In February 2001, the warrant was amended to change the exercise price to $.12 per share.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

         Overview.
         --------

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

         During the second half of 1999, we focused on locating and entering into transactions with existing, public or privately-held companies which, in our view, had growth potential, and in March 2000, we completed the Tritium Acquisition.

         In December 2000, due to the adverse changes in the Internet environment and especially in the area of Internet service providers, and in light of the fact that StartFree was not able to generate sufficient revenues to support current operations, we discontinued the operations of StartFree.

         To date, we have not generated substantial revenues from the sale of our products.

         We intend to continue to locate and enter into one or more transactions with Target Businesses. To that end, we are currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of our Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation. We anticipate that our expenses will increase as we continue to locate and enter into transactions with Target Businesses, and we expect to continue to incur losses for the foreseeable future.

         Results of Operations.

         Comparison of Years Ended December 31, 2000 and 1999.

         Revenues. We had no revenues from continuing operations for the year ended December 31, 2000, compared to revenues of $92,000 for the year ended December 31, 1999. Revenues generated by StartFree of approximately $46,0000 during the year ended during December 31, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December 2000. Revenues for 1999 were generated from sales of our "Think 2000" products, which we no longer sell.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,455,000, or 49%, for the year ended December 31, 2000, to $1,526,000 from $2,981,000 for the year ended December 31, 1999. Selling, general and administrative expenses for 2000 consisted primarily of approximately $875,000 attributable to the amortization of deferred stock compensation expense, and approximately $569,000 related to professional costs attributed primarily locating Target Businesses.

         Research and Development. We had no research and development expenses for the year ended December 31, 2000, compared with $121,000 of such expenses for the year ended December 31, 1999. Research and development costs in prior years were attributable to the Company's software development activities, which are no longer performed.

         Interest Expense. Interest expense for the year ended December 31, 2000 increased by $238,000, or 86%, to $514,000 from $276,000 for the year ended December 31, 1999. The 2000 interest expense consisted of approximately (i) $25,000 incurred in connection with advances made by Technologies under the Demand Convertible Grid Note, and (ii) additional interest expense of approximately $489,000 under the Demand Convertible Grid Note and warrant issued in connection therewith, representing imbedded interest on such Note and warrant due to the below market conversion price of such Note and exercise price of such warrant.

         Revenues From Discontinued Operation. Revenues from the operations of StartFree during the year ended December 31, 2000, in the amount of $46,000, have been included in loss from discontinued operations.

         Loss From Discontinued Operations. Loss attributable to the operations of StartFree, which have been discontinued, were approximately $2,260,000 for the year ended December 31, 2000. This loss was primarily due to approximately $466,000 attributable to salaries, wages and consulting fees, approximately $424,000 related to Internet connectivity costs, approximately $581,000 related to public relations, marketing and advertising expense and approximately $643,000 related to goodwill amortization.

         Discontinued Operations, Abandonment. Discontinued operations abandonment expenses for the year ended December 31, 2000 were approximately $3,040,000. We had no such expenses for the year ended December 31, 1999. These expenses relate primarily to (i) a write-off of approximately $2,664,000 of goodwill that had been capitalized in connection with the Tritium Acquisition,
(ii) a write-off of approximately $274,000 of prepaid advertising expense under the contract with Engage, (iii) other plant shut down costs of approximately $63,000, and (iv) abandonment of fixed assets in the amount of approximately $39,000, all in connection with StartFree ceasing operations.

         Net Loss. As a result of the foregoing, net loss for the year ended December 31, 2000 increased by $4,054,000 to $7,340,000 from $3,286,000 for the year ended December 31, 1999.

         Liquidity and Capital Resources.
         -------------------------------

         To date, our operations have been funded primarily through private sales of debt and equity securities and our initial public offering of securities consummated in 1996.

         Since our inception and through December 31, 2000, we incurred cumulative losses aggregating approximately $22,836,000 and have not experienced any quarter of profitable operations. We expect to continue to incur operating losses for the foreseeable future, principally as a result of our efforts towards locating and funding acquisitions of Target Businesses. During the past two fiscal years, the Company has satisfied its cash requirements principally from advances from stockholders and private sales of equity securities.

         At December 31, 2000, we had cash and cash equivalents of approximately $3,000, negative working capital of approximately $2,047,000, and a shareholders' deficiency of approximately $2,047,000. At December 31, 2000, we had no long-term liabilities.

         Our operating activities used cash of approximately $1,303,000 and $434,000 in 2000 and 1999, respectively. The funds were used primarily to fund the Tritium Acquisition, the operations of StartFree and in connection with locating Target Businesses.

         Our financing activities generated cash of approximately $1,425,000 for the year ended December 31, 2000 and generated cash of approximately $531,000 for the year ended December 31, 1999.

         Our continued existence is dependent on our ability to negotiate additional acquisitions, to raise additional financing and to develop successful future operations. The Report of Independent Accountants for the year ended December 31, 2000 includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors as of April 16, 2001 are as follows:

Name                       Age      Position
----                       ---      --------
Mr. Fred Knoll             46       Chairman of the Board, Director
Mr. Moshe Zarmi            63       President, Chief Executive Officer, Director
Mr. Marc Cooper            39       Director
Mr. Frederick Gluck        66       Director
Dr. Ted Prince             55       Director
Mr. Fran Saldutti          53       Director
Mr. Michael Lee            30       Director

         Fred Knoll has been Chairman of the Board and a member of the board of directors since September 1994. From 1987 to the present, Mr. Knoll has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buy-outs and venture capital for Murray Johnstone, Ltd. of Glasgow,

Scotland. From 1983 to 1985, Mr. Knoll served as manager of venture investments for Robert Fleming, Inc., a U.K. merchant bank in New York and was responsible for managing a venture capital fund as well as managing a team whose responsibility was to identify public investment opportunities. Mr. Knoll also held investment positions with the Capital Group (Capital Research/Capital Guardian) from 1982 to 1983. During the 1970's, Mr. Knoll worked in sales and marketing management for Data General and Wang Laboratories, Inc. and as a computer engineer at Computer Sciences Corporation. Mr. Knoll is a director of numerous companies, including Hello Network, a video Internet technology company and ISurfTV Corporation, an Internet company. Mr. Knoll holds a B.S. in Computer Science from M.I.T. and an M.B.A. from Columbia University in Finance and International Business.

         Moshe Zarmi has been President, Chief Executive Officer, and a director of Thinking Tools, Inc. since February 12, 1998. From July 1997 to December 1997, Mr. Zarmi was a consultant to us. Mr. Zarmi has 30 years experience, primarily in high technology industries. From February 1993 to January 1997, Mr. Zarmi was CEO of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries (IAI), where he held various positions in finance and administration, as well as head of US marketing and sales. Mr. Zarmi also served as President of ATG, the Canadian subsidiary of IAI. Additionally, Mr. Zarmi headed his own company which specialized in technology transfer and worked mainly with Israeli high technology companies doing business in the United States. Mr. Zarmi attended Tel Aviv University and holds an M.B.A. from Columbia University.

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

         Michael Lee has been a member of our board of directors since May 2000. Mr. Lee served as the President of StartFree from March 2000 until April 2001. Mr. Lee was the founder, and from June 1994 to March 2000, served as President and Chief Executive Officer of Tritium.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Directors, officers and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to the year ended December 31, 2000 ("Fiscal 2000"), except for the failure by Global eMarket to file a Form 3, there were no known failures to file a required Form 3, 4 or 5 and, except for the late filing of a Form 4 by each of Fred Knoll and Thinking Technologies, L.P., no known late filings of a required Form 3, 4 or 5 during Fiscal 2000 by any person required to file such forms with respect to the Company pursuant to
Section 16 of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid for the last three fiscal years ended December 31, 2000 to our chief executive officer (the "Named Executive Officer"). No officer or employee of the Company received $100,000 in compensation from the Company during Fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                        Long-Term Compensation
                                              -------------------                        ----------------------

       Name and                                                Other Annual      Securities Underlying      All Other
   Principal Position    Year     Salary($)      Bonus($)    Compensation ($)         Options/SARs        Compensation
   ------------------    ----     ---------      --------    ----------------         ------------        ------------

Moshe Zarmi (1)          2000      -               --             --                   --                      --
CEO & President          1999      $ 22,000        --             --                   750,000 (2)             --
                         1998      $158,758        --             --                   420,000 (3)             --


(1) Mr. Zarmi joined the Company in December 1997. Mr. Zarmi became Chief Executive Officer and President in February 1998. However, during the period from February 1999 to December 10, 1999, Mr. Zarmi was not employed by the Company. As a result, all options issued prior to such time to Mr. Zarmi have been forfeited.

(2) In December 1999, Mr. Zarmi received options to purchase an aggregate of 200,000 shares of Common Stock at a purchase price of $.50 per share; 100,000 of these options vested immediately, and the remaining 100,000 of these options vested one year from the date of issuance. In December 1999, Mr. Zarmi received five year warrants to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share.

(3) Includes (i) options under our 1996 Stock Option Plan to purchase 230,000 shares of Common Stock at a price of $2.50 per share, such option vesting in equal annual installments over four years; and (ii) options under our 1997 Stock Option Plan to purchase 190,000 shares of Common Stock at a price of $4.50 per share, such option vesting in equal installments over four years. These options were forfeited in February 1999.

Stock Option Grants

         The Company did not award any stock options during Fiscal 2000.

Aggregated Option Exercises in Fiscal 2000 and FY-End Option Values


                                                       Number of Unexercised           Value of Unexercised
                  Shares Acquired      Value        Options at Fiscal Year End       In-the-Money Options at
                   on Exercise       Realized          (#) Exercisable/                 Fiscal Year End ($)
     Name             (#)               ($)               Unexercisable              Exercisable/ Unexercisable
     ----             ---          -------------          --------------             --------------------------

Moshe Zarmi            --               --                750,000/750,000                   $0.00/$0.00


Compensation Committee

         The Compensation Committee of the Board of Directors is responsible for determining the compensation of our executive officers and for administering our Stock Option Plans. Messrs. Prince and Saldutti comprise the Compensation Committee.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2001, certain information known to us with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and Named Executive Officer, and (iii) all our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

-------------------------------------------------------------------------------------------------------------
                                                          Amount and Nature of           Percentage
Name and Address of Beneficial Owner                      Beneficial Ownership           of Class (1)
--------------------------------------------------------- ------------------------------ --------------------
(i) Beneficial Owners of more than 5% of Common Stock
    (other than directors and executive officers)
--------------------------------------------------------- ------------------------------ --------------------
Bruce Galloway (2)                                              660,000 (3)                  6.5%
--------------------------------------------------------- ------------------------------ --------------------
Digital Creative Development Corp. (4)                          600,000                      5.8%
--------------------------------------------------------- ------------------------------ --------------------
Gem Management Limited (5)                                      777,518                      7.6%
--------------------------------------------------------- ------------------------------ --------------------
Global e-Markets, Inc. (6)                                    2,450,000 (7)                 19.3%
--------------------------------------------------------- ------------------------------ --------------------
Thinking Technologies, L.P. (8)                              12,270,469 (9)                 65.9%
--------------------------------------------------------- ------------------------------ --------------------
(ii) Directors and Executive Officers
--------------------------------------------------------- ------------------------------ --------------------
Mr. Fred Knoll (10)                                          13,373,369 (11)(9)             67.8%
--------------------------------------------------------- ------------------------------ --------------------
Mr. Marc Cooper (12)                                            310,000 (13)                 2.9%
--------------------------------------------------------- ------------------------------ --------------------
Mr. Frederick Gluck (14)                                        235,000 (15)                 2.3%
--------------------------------------------------------- ------------------------------ --------------------
Dr. Ted Prince (16)                                             235,000 (15)                 2.3%
--------------------------------------------------------- ------------------------------ --------------------
Mr. Fran Saldutti (17)                                          235,000 (15)                 2.3%
--------------------------------------------------------- ------------------------------ --------------------
Mr. Moshe Zarmi (18)                                            750,000 (19)                 6.8%
--------------------------------------------------------- ------------------------------ --------------------
Mr. Michael Lee  (20)                                                 0 (21)                   *
--------------------------------------------------------- ------------------------------ --------------------
(iii) All directors and Executive officers as a group
      (seven persons)                                        15,138,369                     70.4%
-------------------------------------------------------------------------------------------------------------
*  Less than one percent.

(1) Percentage of ownership is based on 10,204,637 shares of Common Stock outstanding and has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as set forth below, all information is as of March 31, 2001 and is based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) The address of Mr. Galloway is c/o Burnham Securities, 1325 Sixth Avenue, New York, New York 10019.

(3) Includes (i) 257,500 shares of Common Stock held by the Bruce Galloway IRA and (ii) 200,000 shares owned by Jacombs Investments, Inc., of which Mr. Galloway is the principal shareholder and President.

(4) The address of Digital Creative Development Corp. is c/o Ralph Sorrentino, 67 Irving Place North, 4th Floor, New York, New York 10003. Mr. Sorrentino is the President and Chief Executive Officer of Digital Creative Corp.

(5) The address of Gem Management Limited is PO Box 860, 11 Bath Street, St. Helier, Jersey, JE4 0YZ.

(6) The address of Global e-Markets, Inc. is 12-14 Finch Road, Douglas, Isle of Man IM99 1TT.

(7) All of these shares are issuable upon exercise of warrants with an exercise price of $.50 per share.

(8) The address of Thinking Technologies, L.P. is 200 Park Avenue, Suite 3900, New York, New York 10016. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P.

(9) Includes (i) 3,850,414 shares of Common Stock; (ii) 468,242 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $1.07 per share; (iii) 150,797 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $3.90 per share; (iv) 425,066 shares of Common Stock issuable upon exercise of warrants with an exercise price of $0.375 per share; and (v) 7,375,950 shares of Common Stock issuable upon conversion of a Demand Convertible Grid Note in the principal amount of up to $1,000,000 (the "Note") based on the amount of principal and interest due under the Note at December 31, 2001. Does not include 600,000 shares of Series A Convertible Preferred Stock (which are convertible into 6,000,000 Common Stock) subject to an Option Agreement between Technologies, Michael Lee and Tritium, pursuant to which Technologies may purchase such shares from Michael Lee for an aggregate purchase price of $100 upon a default by the Company under the Note.

(10) The address of Mr. Knoll is c/o Knoll Capital Management, 200 Park Avenue, Suite 3900, New York, New York 10166.

(11)     Includes (i) the 12,270,469 shares beneficially owned by Technologies;
         (ii) warrants to purchase 549,800 shares of Common Stock with an exercise price of $.50 per share; (iii) options to purchase 352,900 shares of Common Stock exercisable at $.50 per share; (iv) options to purchase 200,000 shares of Common Stock exercisable at $.50 per share; and (v) 200 shares of Series B Preferred Stock, $.001 par value per share, which are convertible into 200 shares of Common Stock.

(12) The address of Mr. Cooper is c/o Peter J. Solomon Company, 767 Fifth Avenue, New York, New York 10153.

(13) All of these shares are issuable upon exercise of options with an exercise price of $.50 per share.

(14) The address of Mr. Gluck is c/o McKinsey & Co., 400 South Hope Street, Los Angeles, California 90071.

(15) Includes (i) options to purchase 210,000 shares of Common Stock exercisable at $.50 per share, (ii) options to purchase 14,741 shares of Common Stock exercisable at $.79 per share, and (iii) options to purchase 10,259 shares of Common Stock exercisable at $1.00 per share.

(16) The address of Dr. Prince is 10 West 74th Street, #2F, New York, New York 10023.

(17) The address of Mr. Saldutti is /co Ardent Research Partners, 153 East 53rd Street, Suite 4800, New York, New York 10022.

(18)     The address of Mr. Zarmi is 215 Frankel Boulevard, Merrick, New York
         11566.

(19) Consists of (i) warrants to purchase 550,000 shares of Common Stock with an exercise price of $.50 per share, and (ii) options to purchase 200,000 shares of Common Stock exercisable at $.50 per share.

(20)     The address of Mr. Lee is 8900 D. Harperspoint Dr, Cincinnati,
         Ohio 45249.

(21) Does not include 6,772,246 shares of Common Stock issuable upon conversion of the 677,224.6 shares of Series A Preferred Stock beneficially owned by Mr. Lee, which Preferred Stock is not currently convertible. Pursuant to an Option Agreement between Technologies, Michael Lee and Tritium, Technologies may purchase 600,000 shares of Series A Preferred Stock from Michael Lee for an aggregate purchase price of $100 upon a default by the Company under the Note.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1998, we granted Thinking Technologies, L.P. ("Technologies") the right to purchase 350 units (each, a "Bridge Unit") for $1,000 per Bridge Unit (the "1998 Bridge Financing"). Each Bridge Unit consisted of a Secured Convertible Note in the principal amount of $1,000 bearing interest at a rate of 10% per annum (each, a "Bridge Note") and a warrant to purchase 200 shares of the Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Bridge Warrant"). Each Bridge Note was convertible into 5,000 shares of Common Stock, and upon conversion of each Bridge Note, the corresponding Bridge Warrant was to be terminated without any further consideration. Technologies purchased approximately 393 Bridge Units for an aggregate purchase price of $392,992.14. In December 1999, Technologies converted all of the 393 Bridge Notes (including accrued interest and expenses incurred by Technologies in an amount equal to $69,000) into 1,964,961 shares of our Common Stock. There are no Bridge Units currently outstanding. In connection with the 1998 Bridge Financing, we agreed to reimburse Technologies for certain expenses incurred by it in performing advisory and consulting services relating to a strategic transaction. Fred Knoll, our Chairman, is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P.

         In July 1999, we sold 150 units (the "Gem Units") to Gem Management Limited ("Gem") for an aggregate purchase price of $150,000 (the "Gem Financing"). Each Gem Unit consisted of an Unsecured Convertible Note in the principal amount of $1,000 bearing interest at a rate of 10% per annum (each, a "Gem Note") and a warrant to purchase 30 shares of our Common Stock at an exercise price of $0.20 per share with no vesting period (each, a "Gem Warrant"). Each Gem Note was convertible into 5,000 shares of the Common Stock, and upon conversion of each Gem Note the corresponding Gem Warrant was to be terminated without any further consideration. As of December 31, 1999, Gem had converted all 150 Gem Notes (including accrued interest in an amount equal to approximately $5,500) into 777,518 shares of Common Stock. There are no Gem Units currently outstanding. Proceeds of the Gem Financing were used for working capital and general corporate purposes.

         Effective as of December 10, 1999, Fred Knoll agreed to exchange accrued salary of $176,450 owed to him by us for options to purchase 352,900 shares of Common Stock at a purchase price of $0.50 per share. Also effective as of December 10, 1999, in connection with consulting and advisory services rendered in connection with the Tritium Acquisition, we issued (i) warrants to Global e-Markets, Inc. to purchase 2,450,000 shares of Common Stock at an exercise price of $.50 per share, (ii) warrants to Mr. Knoll to purchase 549,800 shares of Common Stock at an exercise price of $.50 per share; and (iii) warrants to Moshe Zarmi, our President, to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share.

         In March 2000, Bruce Galloway and Digital Creative Development Corp. purchased an aggregate of 1,200,000 shares of Common Stock at a purchase price of $.50 per share.

         On March 7, 2000, we completed the Tritium Acquisition, and in connection therewith, we issued (i) 1,148,798.5 shares of Series A Preferred Stock to Tritium, which shares are convertible into an aggregate of 11,487,985 shares of Common Stock at such time as we increase the authorized number of shares of Common Stock; and (ii) 200 shares of Series B Preferred Stock to Mr. Knoll, which shares are convertible into 200 shares of Common Stock at any time and automatically after March 7, 2005. Tritium liquidated in March 2001 and distributed the shares of Series A Preferred Stock to its shareholders, including Michael Lee, a director of the Company, who beneficially owns 677,224.6 shares of such preferred stock.

         Mr. Knoll, as the holder of the Series B Preferred Stock, has the exclusive right to elect seven directors to our Board of Directors during the period ending March 7, 2002, and to elect five directors to the Board or such number as will constitute a majority of the Board during the period from March 8, 2002 through March 7, 2005.

         Contemporaneously with the Tritium Acquisition, Mr. Knoll, Technologies, Tritium and the stockholders of Tritium, including Michael Lee, entered into a Voting Agreement. Among other things, the Voting Agreement provides that for a period ending not later than December 31, 2002, Tritium, Technologies and each stockholder of Tritium agree to vote the shares of our voting stock owned by them, and Mr. Knoll agrees to vote the shares of Series B Preferred owned by him, as follows:

         o to fix and maintain the number of directors on our board at nine;

         o to elect to our board five directors designated by the holder of the Series B Preferred Stock; and

         o to elect to our board two directors designated by Michael Lee on behalf of Tritium or its stockholders.

         Notwithstanding the provisions of the Voting Agreement, our board of directors currently consists of seven directors, one of whom has been designated by Mr. Lee (himself).

                  In November 2000, in consideration of advances made by Technologies to the Company, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note is secured by all of the Company's property. The principal and interest outstanding under the Note was originally convertible into shares of Common Stock at a price of $.375 per share, and in February 2001, the Note was amended to change the conversion price to $.12 per share. At December 31, 2000, the principal amount outstanding under the Note was approximately $885,149, consisting of principal of $860,394 and interest of $24,755. In connection with the loans evidenced by the Note, Technologies was issued five-year warrants to purchase 425,066 shares of Common Stock at a price of $.375 per share. In February 2001, the warrant was amended to change the exercise price to $.12 per share.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:
Exhibit

No.         Description
---         -----------

2.1         Voting Agreement dated as of March 7, 2000 by and among Thinking
            Tools, Inc., Thinking Technologies, L.P., Fred Knoll, Tritium
            Network, Inc. and the stockholders of Tritium whose names appear on the signature pages of the agreement (7)
2.2         Asset Purchase Agreement and Plan of Reorganization dated as of
            March 7, 2000 by and among Thinking Tools, Inc., StartFree.com,
            Inc., Tritium Network, Inc. and Michael W. Lee (7)
3.1         Certificate of Incorporation of Thinking Tools, Inc. (1)
3.2         By-Laws of Thinking Tools, Inc. (1)
4.1         Form of Underwriter's Option Agreement(1)
4.2         1996 Stock Option Plan (1)
4.3         Form of Stock Certificate (2)
4.4         Form of Private Placement Investors' Warrant (1)
4.5         Technologies Warrant (2)
4.6         Form of Private Placement Note (1)
4.7         Form of Lock-Up Agreement (2)
4.8         Certificate of the Designations, Powers, Preferences and Rights
            of the Series A Convertible Preferred Stock of Thinking Tools,
            Inc. (7)
4.9         Certificate of the Designations, Powers, Preferences and Rights
            of the Series B Convertible Preferred Stock of Thinking Tools,
            Inc. (7)
4.10        1997 Stock Option Plan (3)
10.1        Demand Convertible Grid Note (as amended)
10.2        Representation Agreement between AdSmart Corporation and Tritium
            Network, Inc. dated June 11, 1999 (8)
10.3        Consent to Assignment and Amendment of Representation Agreement
            between AdSmart Corporation and Tritium Network, Inc. dated
            February 25, 2000 (8)
16.1        Letter on change in certifying accountant (4)
16.2        Letter on change in certifying accountant (5)
16.3        Letter on change in certifying accountant (6)
21          Subsidiaries of the Company
-------------

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

(8) Incorporated herein by reference to our Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 1999, as filed with the Commission on May 1, 2000.

(b) Reports on Form 8-K

         We filed with the Commission a Current Report on Form 8-K on March 6, 2001 announcing that StartFree had ceased operations.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THINKING TOOLS, INC.
Dated:  May 1, 2001
                                    By: Moshe Zarmi
                                    Name: Moshe Zarmi
                                    Title: President and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company in the capacities and on the dates indicated.


/s/ Marc Cooper
----------------------------                          --------------------------
Marc Cooper, Director                                 Frederick Gluck, Director

Dated:  May 1, 2001                                   Dated:  May 1, 2001


/s/ Fred Knoll
----------------------------                          --------------------------
Fred Knoll, Director and                              Dr. Ted Prince, Director
Chairman

Dated:  May 1, 2001                                   Dated:  May 1, 2001


/s/ Fran Saldutti
----------------------------                          --------------------------
Fran Saldutti, Director                               Michael Lee, Director

Dated:  May 1, 2001                                   Dated:  May 1, 2001

/s/ Moshe Zarmi
----------------------------
Moshe Zarmi, Director

Dated:  May 1, 2001

                              THINKING TOOLS, INC.

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                           Page
                                                                          Number
                                                                          ------

INDEPENDENT AUDITORS' REPORT.................................................F-1

FINANCIAL STATEMENTS

         Balance Sheets......................................................F-2

         Statements of Operations............................................F-3

         Statements of Shareholders' Deficiency..............................F-4

         Statements of Cash Flows............................................F-5

         Notes to Financial Statements....................................F-6-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

DRUKER, RAHL & FEIN

Hamilton, New Jersey

April 19, 2001

                              THINKING TOOLS, INC.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


(In thousands, except share amounts)


                                                                                     2000                  1999
                                                                               -----------------     -----------------
ASSETS

CURRENT  ASSET:
  Cash                                                                         $              3      $            112

PROPERTY AND EQUIPMENT, Net                                                                   -                    10

OTHER ASSETS
  Deposits and other                                                                          -                    64
                                                                               ----------------      ----------------
TOTAL ASSETS                                                                   $              3      $            186
                                                                               =================     =================


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable, net of beneficial conversion feature of $127                   $            758      $              -
  Accounts payable                                                                        1,079                   232
  Accrued expenses                                                                          213                   203
                                                                               ----------------      ----------------
       Total current liabilities                                                          2,050                   435

LONG TERM DEPOSITS                                                                            -                     5
                                                                               ----------------      ----------------
       Total liabilities                                                                  2,050                   440
                                                                               ----------------      ----------------
COMMITMENTS AND CONTINGENCIES

INVESTOR ADVANCE                                                                              -                   100
                                                                               ----------------      ----------------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799  shares issued and outstanding at 2000                                          1                     -
  Preferred stock, Series B $.001 par value; 200 shares authorized;
     200 shares issued and outstanding at 2000                                                -                     -
  Preferred stock, Series C $.001 par value; 400,000 shares authorized;
     none issued or outstanding                                                               -                     -
  Common stock, $.001 par value: 20,000,000 shares authorized;
    shares issued and outstanding: 10,204,637 at 2000 and 7,384,237 at 1999                  10                     7
  Additional paid-in capital                                                             20,778                16,010
  Deferred Stock Compensation                                                                 -                  (875)
  Accumulated deficit                                                                   (22,836)              (15,496)
                                                                               -----------------     -----------------
       Total shareholders' deficiency                                                    (2,047)                 (354)
                                                                               -----------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                 $              3      $            186
                                                                               =================     =================

                       See notes to financial statements.

                              THINKING TOOLS, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999


(In thousands, except per share amounts)



                                                                                  2000                   1999
                                                                            ------------------     -----------------
REVENUES

 Product                                                                      $             -       $            92
                                                                            ------------------     -----------------
OPERATING EXPENSES
 Selling, general and administrative                                                    1,526                 2,981
 Research and development                                                                   -                   121
                                                                            ------------------     -----------------
  Total operating expenses                                                              1,526                 3,102
                                                                            ------------------     -----------------
LOSS FROM OPERATIONS                                                                   (1,526)               (3,010)

OTHER EXPENSE
 Interest                                                                                (514)                 (276)
                                                                            ------------------     -----------------
LOSS FROM CONTINUING OPERATIONS                                                        (2,040)               (3,286)
                                                                            ------------------     -----------------
DISCONTINUED OPERATIONS
 Loss from operations of abandoned subsidiary                                          (2,260)                    -
 Loss on abandonment of subsidiary including provision of
 $63 for shutdown costs in 2000 during phase-out period                                (3,040)                    -
                                                                            ------------------     -----------------
  Total discountinued operations                                                       (5,300)                    -
                                                                            ------------------     -----------------
NET LOSS                                                                      $        (7,340)      $        (3,286)
                                                                            ==================     =================

BASIC AND DILUTED LOSS PER SHARE
 Loss from continuing operations                                              $         (0.22)      $         (0.67)
 Loss from operations of abandoned subsidiary                                           (0.24)                    -
 Loss on abandonment of subsidiary                                                      (0.32)                    -
                                                                            ------------------     -----------------

BASIC AND DILUTED NET LOSS PER SHARE                                          $         (0.78)      $         (0.67)
                                                                            ==================     =================
SHARES USED IN CALCULATION OF NET LOSS
 PER SHARE                                                                              9,439                 4,870
                                                                            ==================     =================

                       See notes to financial statements.
                                                                             F-3

                              THINKING TOOLS, INC.

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                     Years Ended December 31, 2000 and 1999

(In thousands, except share amounts)


                                                                                       Preferred Stock
                                                            -----------------------------------------------------------------
                                        Common Stock                Series A                Series B            Series C
                                  ------------------------- ------------------------- ------------------- -------------------
                                     Shares       Amount       Shares       Amount     Shares    Amount    Shares    Amount
                                  -------------- ---------- -------------  ---------- --------- --------- --------- ----------
BALANCES,
 January 1, 1999                      4,641,758        $ 5             -         $ -         -       $ -         -       $ -
Interest attributable to
 beneficial conversion feature                -          -             -           -         -         -         -         -
Conversion of notes payable
 into common stock                    2,742,479          2             -           -         -         -         -         -
Stock compensation
 relating to:
  Warrants                                    -          -             -           -         -         -         -         -
  Option grants                               -          -             -           -         -         -         -         -
Net Loss                                      -          -             -           -         -         -         -         -
                                  -------------- ---------- -------------  ---------- --------- --------- --------- ---------

BALANCES,
 December 31, 1999                    7,384,237          7             -           -         -         -         -         -
Issuance of preferred stock
 related to acquisition                       -          -     1,148,799           1       200         -         -         -
Proceeds from sales of
 common stock                         2,320,000          2             -           -         -         -         -         -
Issuance of warrants for
 prepaid advertising                          -          -             -           -         -         -         -         -
Interest attributable to
 beneficial conversion
 feature and warrants                         -          -             -           -         -         -         -         -
Conversion of warrants to
 common stock                           500,400          1             -           -         -         -         -         -
Amortization of deferred
 stock compensation                           -          -             -           -         -         -         -         -
Net Loss                                      -          -             -           -         -         -         -         -
                                  -------------- ---------- -------------  ---------- ------------------- --------- ---------
BALANCES,
 December 31, 2000                   10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -
                                  ============== ========== =============  ========== ========= ========= ========= =========


                                                 Deferred                        Total
                                 Additional       Stock                       Shareholders'
                                   Paid-in        Compen-       Accumulated      Equity
                                   Capital        sation          Deficit     (Deficiency)
                                -------------  -------------  -------------- --------------
BALANCES,
 January 1, 1999                 $    11,288    $         -       $ (12,210)   $      (917)
Interest attributable to
 beneficial conversion feature           247              -               -            247
Conversion of notes payable
 into common stock                       546              -               -            548
Stock compensation
 relating to:
  Warrants                             1,375              -               -          1,375
  Option grants                        2,554           (875)              -          1,679
Net Loss                                   -              -          (3,286)        (3,286)
                                -------------  -------------  -------------- --------------

BALANCES,
 December 31, 1999                    16,010           (875)        (15,496)          (354)
Issuance of preferred stock
 related to acquisition                2,598              -               -          2,599
Proceeds from sales of
 common stock                          1,157              -               -          1,159
Issuance of warrants for
 prepaid advertising                     391              -               -            391
Interest attributable to
 beneficial conversion
 feature and warrants                    617              -               -            617
Conversion of warrants to
 common stock                              5              -               -              6
Amortization of deferred
 stock compensation                        -            875               -            875
Net Loss                                   -              -          (7,340)        (7,340)
                                -------------  -------------  -------------- --------------
BALANCES,
 December 31, 2000               $    20,778    $         -       $ (22,836)   $    (2,047)
                                =============  =============  ============== ==============

                       See notes to financial statements.

                              THINKING TOOLS, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2000 and 1999

(In thousands, except share amounts)

                                                                                         2000             1999
                                                                                    ---------------  ---------------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

 Net Loss                                                                               $(7,340)        $(3,286)
 Adjustments to reconcile net loss to net cash used in operating activities
 Depreciation and amortization                                                              767               1
 Loss on abandonment of subsidiary                                                        3,040              --
 Stock compensation expense                                                                 875           2,877
 Interest expense and accretion of interest expense attributable to notes
  payable beneficial conversion features and to warrants issued                             514             277
 Cancellation of accrued employee bonuses                                                    --            (261)
 Changes in assets and liabilities:
  Accounts receivable                                                                        27              53
  Prepaid expenses and other assets                                                          77             (64)
  Accounts payable                                                                          732             (50)
  Accrued expenses                                                                            5              41
  Deferred revenues                                                                          --             (22)
                                                                                        -------         -------
 Net cash used by operating activities                                                   (1,303)           (434)
                                                                                        -------         -------

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES
  Purchases of property and equipment                                                       (24)             --
  Proceeds from sale of equipment                                                            --              13
  Direct costs of Tritium acquisition                                                      (207)             --
                                                                                        -------         -------
  Net cash provided (used) by investing activities                                         (231)             13
                                                                                        -------         -------

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from notes payable                                                               860             434
  Principal payments on capital lease obligations                                            --              (3)
  Advance from investor                                                                      --             100
  Proceeds from issuance of common stock                                                    565              --
                                                                                        -------         -------
  Net cash provided by financing activities                                               1,425             531
                                                                                        -------         -------
  Net (decrease) increase in cash                                                          (109)            110

CASH, beginning of year                                                                     112               2
                                                                                        -------         -------
CASH, end of year                                                                       $     3         $   112
                                                                                        =======         =======
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of investor advances to common stock                                       $   600         $    --
  In March 2000, the Company acquired substantially all the assets and assumed          =======         =======
  specific liabilities of Tritium Network, Inc. ("Tritium"). The specified liabilities included the $500,000 investor bridge note to Tritium. The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock as follows:
   Fair value of assets acquired                                                        $ 3,150         $    --
   Liabilities assumed                                                                     (552)             --
                                                                                        -------         -------
   Series A preferred convertible stock issued                                          $ 2,598         $    --
                                                                                        =======         =======
  Warrants given for prepaid advertising                                                $   391         $    --
                                                                                        =======         =======
  Discount on note payable beneficial conversion feature and warrants
   given and additional paid-in-capital                                                 $   617         $    --
                                                                                        =======         =======



                       See notes to financial statements.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


1.       BUSINESS AND BASIS OF PRESENTATION

Business - Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation was merged with and into the Company. References herein to the "Company" include the Predecessor Corporation and the subsidiary, StartFree.com, Inc. ("StartFree") (see Note 14.).

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

From November 1998 through December 1999, the Company received approximately $369,000 of proceeds of a secured convertible note issued to Thinking Technologies, L.P. (see Note 13.) and approximately $150,000 of proceeds from the issuance of an unsecured convertible note to Gem Management Ltd. These amounts have been used for working capital and pursuing strategic business combinations.

The Company through its subsidiary, StartFree, acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium") on March 7, 2000, through the issuance of preferred stock. Concurrently, financing was provided from proceeds of the sales of the Company's common stock to investors. In December 2000, the Company discontinued and abandoned the operations of StartFree (see Note 14.). During 2000, the Company received approximately $860,000 from proceeds of a secured convertible note to Thinking Technologies, L.P. (see Note 7.)

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


1.       BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation - The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $7,340,000 for the year ended December 31, 2000, and as of December 31, 2000, had an accumulated deficit of $22,836,000. Further, current liabilities exceeded current assets by $2,047,000.

The Company intends to continue to locate and enter into a transaction with an existing, public or privately-held company that, in management's view, has growth potential. To that end, the Company is currently engaged in negotiations with a few candidates. The Company's continued existence is dependent on its ability to negotiate an acquisition, to raise additional financing and to develop successful future operations. Management believes that the actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Thinking Tools, Inc. and its wholly owned subsidiary, StartFree. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash - The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk are cash and equivalents and accounts receivable. Risks associated with cash and equivalents are mitigated by banking with credit-worthy institutions. The Company performs an ongoing evaluation of its customers' creditworthiness and generally requires no collateral.

Property and Equipment - Property and equipment are stated at the lower of cost or fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. The Company evaluates the recoverability of long-lived assets on an on-going basis. In December 2000, the Company abandoned its remaining property and equipment approximating $39,000 (see Note 14.).

Research and Development - Research and development costs are charged to expense as incurred, while software development costs incurred between the establishment of technological feasibility and general production release are capitalized. No software development costs were capitalized in 2000 or 1999.

Software development costs - The Company follows the guidance provided by the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company considers the accounting for the software it developed to provide Internet services and advertisement connections to meet the criteria of SOP 98-1, subject to the guidance provided by the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Software development costs that are deemed to be impaired are written down to their fair value in the period the impairment is determined. For 2000, an impairment loss approximating $271,000 has been charged to loss from operations of discontinued operations (see Note 14.).

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

                     Years Ended December 31, 2000 and 1999


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

3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 are as follows (in thousands):

                                                                         2000                  1999
                                                                   -----------------     ------------------

Equipment                                                          $              -      $              26
Furniture and fixtures                                                            -                      3
                                                                   -----------------     ------------------
    Total property and equipment                                                  -                     29
Accumulated depreciation and amortization                                         -                    (19)
                                                                   -----------------     ------------------
    Property and equipment, net                                    $              -      $              10
                                                                   =================     ==================

4.       ACCRUED  EXPENSES

Accrued expenses at December 31, 2000 and 1999 are as follows (in thousands):



                                                                        2000                   1999
                                                                  ------------------     -----------------

Abandonment costs                                                 $              63      $             58
Legal and professional fees                                                     143                    80
Payroll and related benefits                                                      6                     -
Advance of acquisition costs by Tritium                                           -                    58
Other                                                                             1                     7
                                                                  ------------------     -----------------
                                                                  $             213      $            203
                                                                  ==================     =================

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

5.       LEASES

The Company leased office space in San Jose and Monterey, California under two noncancelable operating leases. The San Jose office lease expired in March 2001 and the Monterey office lease expired September 1999. The Company consolidated its locations and sub-leased the San Jose office in March 1998, prior to expiration of the lease.

Future minimum rental commitments for the San Jose facility at December 31, 2000, are $30,000 through March 2001.

The minimum future rental commitments have not been reduced by approximately $30,000 of sublease rentals to be received in the future under the sublease.

Total rent expense was approximately $35,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively. Included in rent expense for the year ended December 31, 2000, was approximately $29,000 allocated to loss from operations of abandoned subsidiary (see Note 14.).

6.       INCOME  TAXES

Due to the Company's history of net losses, the Company has fully reserved its net deferred tax benefits and, consequently, its tax provision (benefit) is nil. Calculations for deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows (in thousands):


                                                                        2000                  1999
                                                                  -----------------     -----------------
Deferred tax assets
    Net operating loss carry forwards                             $          5,195      $          4,161
    Tax credits                                                                261                   261
    Accruals and reserves not currently deductible                              32                    70
    Stock compensation                                                       1,799                 1,144
                                                                  -----------------     -----------------
Total deferred tax assets                                                    7,287                 5,636
Less valuation allowance                                                    (7,287)               (5,636)
                                                                  -----------------     -----------------
Net deferred tax assets                                           $              -      $              -
                                                                  =================     =================

As of December 31, 2000, the Company has net operating loss carryforwards of $12,987,000 and $13,116,000 for federal and state purposes, respectively. As of December 31, 2000, the Company also has tax credit carryforwards of $261,000 and $133,000 for federal and state purposes. The losses expire beginning in 2009 and 2002, respectively. Federal and State of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code Section
382. In addition, in order to realize the benefits of the state net operating loss and tax credit carryforwards, the Company will have to re-establish its business presence in the State of California.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

7.       NOTES PAYABLE

In November 1998, the Company granted Thinking Technologies, L.P ("Technologies") the right to purchase up to $350,000 of Senior Secured Convertible Notes due within 90 days at 10% interest per annum, and warrants to purchase shares of common stock of the Company. Each $1,000 note was convertible into 5,000 shares of Common Stock, with expiration of the warrants upon conversion. During 1999, the Board approved an increase in the financing offer to Technologies to include expenses incurred on behalf of the Company and accumulated interest. Technologies advanced $392,992, which comprised cash and accumulated interest through December 1999. These notes were converted to 1,964,961 shares of the Company's common stock at the exercise price of $.20 per share from November 16, 1999 through December 31, 1999. All warrants expired with the conversions.

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

In July 2000 the Company approved bridge financing from Technologies under which the Company would receive an aggregate sum of up to $500,000 in exchange for (i) a demand note convertible commencing February 2001 into shares of the Company's common stock at $0.375 per share and (ii) a five year warrant to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share commencing February 2001. In November 2000 the Board approved an increase in the bridge financing from Technologies to $1,000,000, and the warrant was revised to the right to purchase 425,066 shares of common stock for up to five years at $.375 per share. In February 2001, the conversion price was modified for both the note and the warrant to $.12 per share. Both the note upon conversion and the warrants are subject to anti-dilution adjustments. The note is secured by all of the Company's property. Interest accumulates at 10% per annum. Technologies advanced the Company principal approximating $860,000, which accumulated interest approximating $25,000 through December 31, 2000.

For the year ended December 31, 2000, the Company recorded noncash interest expense approximating $235,000 in connection with the beneficial conversion feature of the debt for common stock and approximately $25,000 in connection with accumulated interest on the note (also see Note 9., warrants).

8.       INVESTOR ADVANCE

In December 1999, in connection with the Tritium acquisition, an investor advanced $100,000 to the Company (See Note 14.).

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

9.       SHAREHOLDERS' DEFICIENCY

Stock Issuance

As discussed in Note 7, the Company issued 1,964,961 and 777,518 shares of common stock at an exercise price of $.20 per share under a bridge financing offer to Technologies. and a convertible note to Gem Management, Ltd., respectively. In August 2000, a partner in Technologies liquidated his interest and received 69,628 shares of the Company's common stock. This distribution reduced the number of shares of the Company's common stock held outright by Technologies to 3,850,414.

On March 7, 2000, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, were issued to the Company's Chairman. The Series B Preferred Stock has certain voting control rights until March 7, 2005 (see Note 14.).

In August 2000, the Company authorized 400,000 shares of new Series C preferred stock. At December 31, 2000, no Series C preferred stock has either been sold or distributed.

In October 2000, Engage, Inc., a succesor via a merger to Adsmart Corp., exercised a warrant in part to purchase 500,400 shares of the Company's Common Stock at $0.01 per share (see Note 14.).

Warrants

The Company consummated a series of financing transactions in 1996. Warrants were issued to Technologies to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Company's common stock at $3.90 per share (156,250 to Thinking Technologies, L. P. and 300,000 to its Underwriter), expiring August 2001, were also issued. In addition, in October and November 1996, the Company completed its initial public offering and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its initial public offering, the Company sold options to purchase 140,000 common shares to its underwriter for $.001 per option. These options are exercisable for a period of five years at an exercise price equal to 160% of the initial public offering price ($10.40 per share). The underwriter's 300,000 warrants and 140,000 options are subject to anti-dilution adjustments. In August 2000, a partner in Technologies liquidated his interest and received a warrant for 5,453 shares of the Company's common stock. This distribution reduced Technologies' warrants to purchase common shares expiring August 2001 from 156,250 to 150,797.

On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 stock warrants at an exercise price of $.50 per share to an acquisition consultant as compensation for services provided. These warrants vested on March 7, 2000, and expire in December 2004. At December 31, 2000 and 1999, these warrants had no value. The warrants are subject to anti-dilution adjustments (See Note 14.).

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

9.       SHAREHOLDERS' DEFICIENCY (CONTINUED)

On December 10, 1999, the Company's Chairman and its Chief Executive Officer were granted warrants to purchase 549,800 and 550,000 shares of common stock, respectively, at an exercise price of $.50 per share. The warrants were issued as compensation for services rendered in facilitating the Tritium acquisition. The warrants were vested on December 10, 1999, and are exercisable until December 2004. The warrants are subject to anti-dilution adjustments. For the year ended December 31, 1999, the Company recorded noncash compensation expense under APB 25 of $1,375,000 resulting from the issuance and vesting of these warrants.

As discussed in Note 7., the 2000 bridge financing from Technologies, the Company granted a warrant to purchase 425,066 shares of common stock at $.375 per share, expiring February 2006. In February 2001, the conversion price was modified to $.12 per share. The warrant is subject to anti-dilution adjustments (see Note 7.). For the year ended December 31, 2000, the Company recorded noncash interest expense approximating $254,000 resulting from these warrants.

Stock Options

         Plans

Under the Company's 1996 and 1997 Stock Option Plans (the "Plans"), options to purchase up to an aggregate of 976,000 shares of common stock may be granted to officers, directors, employees or consultants. The Plans provide for issuing both incentive stock options and nonqualified stock options, which must be granted at fair market value at the date of grant, as determined by the Plan administrator. Options granted under the Plans become exercisable as determined by the Board of Directors and expire at the end of ten years. Options granted are forfeited 90 days after an employee's separation from the Company.

Outstanding stock options of 41,036 at December 31, 2000 and 1999, were previously granted under the Plans to four Board members at an exercise price of $1.00 per share.

         Other

In 1995, options were issued outside of the Plans to directors and an unaffiliated person to purchase 58,964 shares and 15,000 shares at an exercise price of $.79 and $1.00 per share, respectively.

On December 10, 1999, the Board of Directors granted options outside of the Plans to Board members and employees for purchase of 1,690,000 shares of common stock at an exercise price of $.50 per share. In 1999, 990,000 options vested, and in December 2000 the remaining 700,000 options vested. The Board of Directors also granted options outside of the Plans to the Company's Chairman to purchase 352,900

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


9.       SHAREHOLDERS' DEFICIENCY (CONTINUED)

shares of common stock at an exercise price of $.50 per share in lieu of cash compensation owed at December 31, 1998 for services of approximately $176,000. These options were issued and vested as of December 10, 1999.

For the years ended December 31, 2000 and 1999, the Company recorded noncash compensation expense under APB 25 of $875,000 and $1,679,000, respectively, for the issuance and vesting of options.

A summary of the status of the Company's stock options as of December 31, 2000 and 1999, and the changes during the years ended December 31, 2000 and 1999, is presented below:

                                                                     Number of              Range of
                                                                       Shares            Exercise Prices
                                                                  -----------------      -----------------
Outstanding at January 1, 1999                                             608,500       $   .794 - 5.000
Granted                                                                  2,042,900       $       0.50
Exercised                                                                        -       $              -
Forfeited                                                                 (493,500)      $   .794 - 5.000
                                                                  -----------------
Outstanding at December 31, 1999                                         2,157,900       $   .50 - 1.000
Granted                                                                          -       $              -
Exercised                                                                        -       $              -
Forfeited                                                                        -       $              -
                                                                  -----------------
Outstanding at December 31, 2000                                         2,157,900       $    .50 - 1.000
                                                                  =================

Weighted-average fair value of options granted and
 remaining exercisable through years ended
 December 31, 2000 and 1999                                        $          1.52
                                                                  =================

                                                                            F-14

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


9.       SHAREHOLDERS' DEFICIENCY (CONTINUED)

The following table summarizes information about fixed stock options outstanding as of December 31, 2000:


                          Outstanding Options                                   Exercisable Options
                    --------------------------------------------------    --------------------------------
                       Number           Weighted-
                     Outstanding         average          Weighted-          Number           Weighted-
   Range of              at             Remaining          average        Outstanding at       average
   Exercise         December 31,       Contractual        Exercise        December 31,        Exercise
    Prices              2000              Life              Price             2000              Price
----------------    --------------    --------------    --------------    --------------    --------------
         $ 1.00            56,036       5.6 years              $ 1.00            56,036            $ 1.00
           0.79            58,964       4.6 years                0.79            58,964              0.79
           0.50         2,042,900       8.9 years                0.50         2,042,900              0.50
                    --------------                                        --------------
                        2,157,900                                             2,157,900
                    ==============                                        ==============

As discussed in Note 2, the Company accounts for its stock-based awards to directors and employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of fiscal 1995. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; 61% stock volatility subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $8,255,000 ($.87 per share) in 2000 and $3,827,000 ($.79 per share) in 1999.

10.      MAJOR CUSTOMERS

Revenues were negligible during 2000 and arose from discontinued operations (see
Note 14.). One customer accounted for 100% of revenue.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

10.      MAJOR CUSTOMERS (CONTINUED)

Revenues were negligible during 1999 with 82% of sales occurring during the first quarter of 1999. One customer accounted for 31% of revenues.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the financial statements at December 31, 2000 and 1999 for cash approximates its respective fair value due to the short maturity of the instrument. The fair value of the note payable at December 31, 2000 is based on the current rates and terms at which the Company could borrow funds.

12.      ADVERTISING COSTS

Advertising costs are charged to operations when incurred. All 2000 advertising expense was incurred for the StartFree operations that were discontinued (see
Note 14.). Advertising expense charged to loss from operations of abandoned subsidiary approximated $281,000. Advertising expense charged to loss on abandonment of subsidiary approximated $274,000. There was no advertising expense for the year ended December 31, 1999.

13.      RELATED PARTY TRANSACTIONS

The Company's Chairman is the principal of Knoll Capital Management, L.P., which is the general partner of Technologies. Technologies owned approximately 38% and 53% of the Company's outstanding common stock as of December 31, 2000 and 1999, respectively, and as of December 31, 2000, has a beneficial right to convert the note payable to 7,375,950 shares of the common stock and owns warrants to purchase 1,044,105 additional shares of common stock. As of December 31, 2000, Mr. Knoll, as an individual, owns options for 552,900 shares and warrants for 549,800 shares of common stock as compensation for his services (see Note 9.) and 200 shares of Series B Convertible Preferred Stock, $.001 par value per share. The Series B Preferred Stock has voting control rights until March 7, 2005, and is convertible into 200 shares of the Company's common stock.

14.      BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS

On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com, Inc., a Delaware corporation ("StartFree"). On March 7, 2000, StartFree acquired substantially all of the assets and assumed specified liabilities of Tritium Networks, Inc. ("Tritium"). The specified liabilities included the $500,000 bridge note to Tritium (see below). The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a new Series A convertible preferred stock valued for approximately $2,598,000, as determined by an independent appraisal. The preferred stock is convertible into 11,487,985 shares of Thinking Tools common stock when the Company files with the Secretary of State of the State of Delaware to increase the authorized number of shares to at least 35,000,000 shares.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


14.      BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS (CONTINUED)

Tritium was an internet service provider based in Cincinnati, Ohio at the time of the acquisition transaction. Tritium provided free internet service for subscribers in exchange for the display of advertisements on the lower portion of the subscriber's screen. AdSmart Corporation agreed to provide internet-based advertising and to pay royalties to Tritium based upon the number of individual advertisements viewed. In addition, one supplier provided connectivity for its internet network services. These agreements were assumed by StartFree and continued in effect until December 2000.

The Company accounted for the acquisition of the assets and specified liabilities of Tritium under the purchase method of accounting for business combinations. In connection with the accounting for this transaction, goodwill and assets assumed totaling $3,150,000 and liabilities of $552,000 were recorded. Goodwill amortization was provided using the straight-line method over the estimated useful life of three years. For 2000, amortization charged to loss from operations of abandoned subsidiary was approximately $643,000.

In November 1999, the Company entered into an agreement with an investor to issue 2,000,000 shares of the Company's common stock to the investor at $.50 a share. Subsequently, the single investor was replaced by that investor and several others. The Company received the $1,000,000 proceeds from the stock issuance in the following way:

o Upon approval by the Company's board of directors of the acquisition in December 1999, the investor advanced $100,000 to the Company.

o In December 1999, the investor advanced $500,000 under a bridge note to Tritium. On the closing date of the acquisition, March 7, 2000, the bridge note was acquired by StartFree, which had the effect of converting the bridge note into consideration of $500,000 for the common stock.

o On the closing date, the Company received the remaining balance of $400,000 in cash.

Investors also purchased 320,000 additional shares of common stock at $.50 per share; yielding an additional $160,000 of financing to the Company.

In connection with the Tritium acquisition, the Company issued warrants to an acquisition consultant to purchase 2,450,000 shares of the Company's common stock exercisable at $.50 per share. These warrants were issued on December 10, 1999, and vested on March 7, 2000, when all contractual obligations had been met. The warrants are subject to anti-dilution adjustments (see Note 9.).

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


14.      BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS (CONTINUED)

In addition, in connection with the Tritium acquisition, the Company contributed a warrant to purchase 1,262,275 shares of its common stock to the capital of StartFree in order for StartFree to deliver the warrant to AdSmart Corporation to obtain the right to Tritium's advertising agreement with AdSmart. As of March 7, 2000, AdSmart was entitled to exercise warrants for 500,400 shares of common stock. The remainder will vest upon the occurrence of certain events. The warrants are exercisable at $.01 per share. The warrants are subject to anti-dilution adjustments. The value of the advertising agreement was determined by independent appraisal to approximate $391,000 and represented a portion of the assets acquired. Amortization was provided using the straight-line method over the remaining advertising contract period of 22.5 months. For 2000, amortization charged to loss from operations of abandoned subsidiary was approximately $117,000. In October 2000, Engage, Inc., a successor via a merger to AdSmart Corp., exercised a warrant in part to purchase 500,400 shares of the Company's common stock, which left a warrant for the remaining 761,875 shares.

As a part of the Tritium acquisition, the Company has until December 2002 to increase the authorized common and preferred stock to 75,000,000 and 5,000,000 shares, respectively. In addition, as part of the Tritium acquisition, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share were issued to the Company's Chairman. The Series B Preferred Stock has voting control rights until March 7, 2005. The value of the Series B Preferred stock of $22 was determined by independent appraisal.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, has been prepared as if the Tritium acquisition had occurred on January 1, 1999 (in thousands, except per share amounts):

Revenues                                        $    114
Costs and expenses                                 5,279
                                                ---------
Net loss                                        $ (5,165)
                                                =========
Basic net loss per share                        $  (0.72)
                                                =========
Shares used in calculating
 basic net loss per share                          7,174
                                                =========

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor does it purport to be indicative of future results.

                              THINKING TOOLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


14.      BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS (CONTINUED)

In December 2000, the Company discontinued and abandoned the operations of StartFree. In 2000, StartFree earned revenues approximating $46,000 and incurred operating expenses approximating $2,306,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $274,000 and goodwill approximating $2,664,000. The Company has recorded shutdown costs approximating $63,000, which have been included in loss on abandonment of subsidiary. Included in accounts payable and accrued expenses at December 31, 2000, is $916,000 related to the remaining obligations and the shutdown costs of StartFree.