Form 10KSB/A
period 2000-12-31
THINKING TOOLS INC
filed 2001-05-07
CIK 1021444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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