Form 10QSB
period 2001-03-31
THINKING TOOLS INC
filed 2001-05-22
CIK 1021444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2001

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

At May 18, 2001, the number of shares outstanding of the Issuer's Common Stock par value $.001 per share, was 10,204,637 shares.

                              THINKING TOOLS, INC.
                      10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2001
                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2001   ................ 1

         Consolidated Statements of Operations for the three month
         periods ended March 31, 2001 and 2000............................. 2

         Consolidated Statements of Cash Flows for the three month
         periods ended March 31, 2001 and 2000............................. 3

         Notes to Consolidated Financial Statements........................ 4


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................... 5

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8 K.................................. 8

         Signatures........................................................ 9

                              THINKING TOOLS, INC.
                                 BALANCE SHEET
                                 March 31, 2001
                                  (Unaudited)

(IN THOUSANDS, except per share amounts)
PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ASSETS

CURRENT ASSETS                                                              $         --

PROPERTY AND EQUIPMENT, Net                                                           --

OTHER ASSETS                                                                          --
                                                                            ------------

TOTAL ASSETS                                                                $         --
                                                                            ============

CURRENT LIABILITIES:
  Note payable                                                              $        906
  Accounts payable                                                                 1,156
  Accrued expenses                                                                   193
                                                                            ------------

    Total current liabilities                                                      2,255
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (23,044)
                                                                            ------------

    Total shareholders' deficiency                                                (2,255)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $         --
                                                                            ============


                       See Notes to Financial Statements

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
REVENUES                                                    $         --    $         --
                                                            ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative                                 59             387
                                                            ------------    ------------


LOSS FROM OPERATIONS                                                  59             387
                                                            ------------    ------------

OTHER EXPENSE
  Interest                                                           149              --
                                                            ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                     (208)           (387)
                                                            ------------    ------------

DISCONTINUED OPERATIONS
  Loss from operations of abandoned subsidiary including
  provision for operating losses of $2,039 prior to the
  phase-out period                                                    --          (2,260)
  Loss on abandoment of subsidiary including provision of
  $63 for shutdown costs in 2000 during phrase-out period             --          (3,040)
                                                            ------------    ------------

    Total discountinued operations                                    --          (5,300)
                                                            ------------    ------------

NET LOSS                                                    $       (208)   $     (5,687)
                                                            ============    ============

BASIC AND DILUTED NET LOSS PER SHARE
  Loss from continuing operations                           $      (0.02)   $         (0)
  Loss from operations of abandoned subsidiary                        --           (0.28)
  Loss on abandonment of subsidiary                                   --           (0.37)
                                                            ------------    ------------

BASIC AND DILUTED NET LOSS PER SHARE                        $      (0.02)   $      (0.70)
                                                            ============    ============

SHARES USED IN CALCULATION OF NET LOSS
  PER SHARE                                                       10,205           8,151
                                                            ============    ============


                       See Notes to Financial Statements

THINKING TOOLS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      (Unaudited)

                                                                             Three Months Ended March 31,
                                                                                     2001       2000
                                                                                   -------    -------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Loss                                                                            (208)   $(5,687)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and Amortization                                                       --        107
    Provision for operating losses of abandoned subsidiary
      prior to phase-out period                                                         --      2,039
    Loss on abandonment of subsidiary                                                   --      3,040
    Stock Compensation Expense                                                          --        221
    Interest expense and accretion of interest expense attributable
      to notes payable beneficial conversion feature and to warrants issued            148         --
  Changes in assets and liabilities:
    Accounts Receivable                                                                 --        (22)
    Prepaid expenses and other assets                                                   --         61
    Accounts payable                                                                    77        147
    Accrued Expenses                                                                   (20)        24
                                                                                   -------    -------

  Net cash used by operating activities                                                 (3)       (70)
                                                                                   -------    -------

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES

  Purchases of property and equipment                                                   --         (3)
  Direct costs of acquisition                                                           --       (207)
                                                                                   -------    -------

  Net cash used by investing activities                                                 --       (210)
                                                                                   -------    -------

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES

  Proceeds from issuance of common stock                                                --        550
                                                                                   -------    -------

  Net cash provided by financing activities                                             --        550
                                                                                   -------    -------

  Net Increase (Decrease) in cash                                                       (3)       270

CASH AND EQUIVALENTS, beginning of year                                                  3        112
                                                                                   -------    -------

CASH AND EQUIVALENTS, end of year                                                  $    --    $   382
                                                                                   =======    =======

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of investor advances to common stock                                $    --    $   600
                                                                                   =======    =======

    In March 2000, the Company acquired substantially all the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium"). The specified liabilities included the $500,000 investor bridge note to Tritium. The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock as follows:

      Fair value of assets acquired                                                $    --    $ 3,150
      Liabilities assumed                                                               --       (552)
                                                                                   -------    -------
      Series A preferred convertible stock issued                                  $    --    $ 2,598
                                                                                   =======    =======
    Warrants given for prepaid advertising                                         $    --    $   391
                                                                                   =======    =======


                       See Notes to Financial Statements

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation

         These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

         The accompanying consolidated financial statements include the accounts of Thinking Tools, Inc and its wholly owned subsidiary, StartFree.com, Inc. ("StartFree"). Intercompany transactions and balances have been eliminated in consolidation.

         The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $23,044,000 through March 31, 2001.

         The Company intends to continue to locate and enter into transactions with existing, public or privately held companies which, in Management's view, have growth potential (a "Target Business"). To that end, the Company is currently engaged in negotiations with a few candidates. In connection with any such potential transaction, it is expected that the Company would obtain financing, although there can be no assurance in this regard. The Company's continued existence is dependent on its ability to negotiate an acquisition, to raise additional financing and to develop successful future operations. Management believes that the actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern. Therefore, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In December 2000, the Company discontinued and abandoned the operations of StartFree. For the three months ended March 31, 2000, the Company has retroactively restated its results from operations and cash flows to give effect to the operations of StartFree which have been discontinued and abandoned. For the three months ended March 31, 2000, StartFree earned revenues approximating $19,000, incurred operating expenses approximating $240,000 and recorded a provision for operating losses incurred prior to discontinuing operations approximating $2,039,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $274,000 and goodwill approximating $2,664,000. The Company has recorded shutdown costs approximating $63,000, which have been included as loss on abandonment of subsidiary. Included in accounts payable and accrued expenses at March 31, 2000 is $916,000 related to the remaining obligations and the shutdown costs of StartFree.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's 2000 Annual Report on Form 10-KSB.

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

         During 1998, we focused primarily on the commercial introduction of Think 2000. A Year 2000 risk simulation software program, which was introduced in September 1997. We made a significant investment in the development and commercialization of Think 2000. However, change in market conditions resulted in a lack of interest in Y2K products and thus culminated in the failure to successfully commercialize Think 2000.

         In March 1999, in light of the changes in market conditions and our failure to commercialize Think 2000, we eliminated substantially all of our operations and terminated all personnel other than those required to perform certain executive and administrative functions.

         During the second half of 1999, we focused on locating and entering into transactions with existing, public or privately-held companies which, in our view, had growth potential, and in March 2000, through a newly-formed and wholly-owned subsidiary, StartFree.com, Inc. ("StartFree"), we completed the acquisition of the business and substantially all of the assets, and we assumed certain liabilities of Tritium Network, Inc. ("Tritium").

         In December 2000, due to the adverse changes in the Internet environment and especially in the area of Internet service providers, and in light of the fact that StartFree was not able to generate sufficient revenues to support current operations, we discontinued the operations of StartFree.

         To date, we have not generated substantial revenues from the sale of our products.

         We intend to continue to locate and enter into one or more transactions with existing public or privately held businesses, which in Management's view, have growth potential ("Target Businesses"). To that end, we are currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of our Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation. We anticipate that our expenses will increase as we continue to locate and enter into transactions with Target Businesses, and we expect to continue to incur losses for the foreseeable future. There can be no assurance that any such transaction will be consummated.


         Results of Operations

         Comparison of the three month periods ended March 31, 2001 and 2000.

         Revenues. After adjusting March 31, 2000 for discontinued operations we had no revenues for the three month periods ended March 31, 2001 and March 31, 2000. Revenues generated by StartFree of approximately $19,000 during the quarter ended March 31, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December 2000.

         Selling, General and Administrative Expenses. After adjusting March 31, 2000 for discontinued operations, selling, general and administrative expenses for the quarter ended March 31, 2001 decreased by approximately $328,000 to $59,000 from $387,000 for the quarter ended March 31, 2000. Selling, general and administrative expenses during the quarter ended March 31, 2001 were primarily related to legal and audit costs.

         Interest Expense. Interest expense for the quarter ended March 31, 2001 was approximately $149,000. We had no interest expense for the quarter ended

March 31, 2000. Interest expense consisted of approximately (i) $22,000 of interest accumulated on advances under a demand convertible grid note issued by the Company and (ii) additional interest expense of approximately $127,000 under such note and warrant issued in connection therewith representing imbedded interest on such note and warrant due to the below market conversion price of such note and exercise price of such warrant.

         Loss From Continuing Operations. Loss from continuing operations for the quarter ended March 31, 2001 decreased by approximately $182,000 to approximately $208,000 from $390,000 for the quarter ended March 31, 2000.

         Loss From Discontinued Operations. There was no loss from discontinued operations for the quarter ended March 30, 2001. Loss attributable to the operations of StartFree, which were discontinued in December 2000, were approximately $2,260,000, for the quarter ended March 31, 2000. This loss for the quarter ended March 31, 2000 has been retroactively restated as loss from discontinued operations and to include a provision of approximately $2,039,000 of losses incurred by StartFree from April 2000 until it discontinued operations in December 2000.

         Discontinued Operations, Abandonment. Discontinued operations abandonment expenses for the quarter ended March 31, 2000 were approximately $3,040,000. We had no such expenses for the quarter ended March 31, 2001. These expenses relate to the calendar year ended December 31, 2000 and are retroactively restated to disclose the information related to the abandonment of StartFree.

         Net Loss. Net loss for the quarter ended March 31, 2001 decreased by $5,479,000 to $208,000 from $5,687,000 for the quarter ended March 31, 2000.

         Liquidity and Capital Resources. Since our inception and through March 31, 2001, we incurred cumulative losses aggregating approximately $23,044,000 and have not experienced any quarter of profitable operations. We expect to continue to incur operating losses for the foreseeable future, principally as a result of our efforts towards locating and funding acquisitions of Target Businesses. During the past two fiscal years, we have satisfied our cash requirements principally from advances from stockholders and private sales of equity securities.

         At March 31, 2001, we had no cash or cash equivalents, and a shareholders' deficiency of approximately $2,255,000. At March 31, 2001, we had no long-term liabilities.

         Our operating activities used cash of approximately $3,000 and $70,000 for the quarters ended March 31, 2001 and 2000, respectively. The funds were used to fulfill general operating expenses.

         Our financing activities did not generate cash for the quarter ending March 31, 2001 and generated cash of approximately $550,000 for the quarter ended March 31, 2000.

         Our continued existence is dependent on our ability to negotiate additional acquisitions, to raise additional financing and to develop successful operations. The Report of Independent Accountants for the year ended December 31, 2000 includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern.


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 -- Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 22, 2001

                                                     THINKING TOOLS, INC.

                                                     By: /s/ Moshe Zarmi
                                                         -----------------------
                                                         Name:  Moshe Zarmi
                                                         Title: President