Form 10-Q
period 2001-06-30
THINKING TOOLS INC
filed 2001-08-14
CIK 1021444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2001

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

At August 9, 2001, the number of shares outstanding of the Issuer's Common Stock par value $.001 per share, was 10,204,637 shares.

                              THINKING TOOLS, INC.
                      10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 2001
                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of June 30 , 2001   ................. 1

         Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000............................... 2

         Consolidated Statements of Cash Flows for the six month
         periods ended June 30, 2001 and 2000............................... 3

         Notes to Consolidated Financial Statements......................... 4


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................... 5

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8 K................................... 8

         Signatures......................................................... 9

PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                              THINKING TOOLS, INC.
                                 BALANCE SHEET
                                  June 30, 2001
                                  (Unaudited)


(IN THOUSANDS, except per share amounts)


ASSETS
CURRENT ASSETS
  Cash                                                                       $         1

PROPERTY AND EQUIPMENT, Net                                                           --

OTHER ASSETS                                                                          --
                                                                            ------------

TOTAL ASSETS                                                                $          1
                                                                            ============

CURRENT LIABILITIES:
  Note payable                                                              $        946
  Accounts payable                                                                 1,159
  Accrued expenses                                                                   208
                                                                            ------------

    Total current liabilities                                                      2,312
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (23,101)
                                                                            ------------

    Total shareholders' deficiency                                                (2,312)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          1
                                                                            ============




                       See Notes to Financial Statements

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)



                                                         Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30,
                                                      ----------------------------      -------------------------------
                                                          2001             2000             2001               2000
                                                      ------------    ------------      -------------     -------------

REVENUES                                                 $   --          $   --          $   --                  --
                                                         --------        --------        --------            --------

OPERATING EXPENSES
  Selling, general and administrative                          34             422              94                 806
                                                         --------        --------        --------            --------


LOSS FROM OPERATIONS                                          (34)           (422)            (94)               (806)
                                                         --------        --------        --------            --------

OTHER EXPENSE
  Interest                                                     22            --               171                --
                                                         --------        --------        --------            --------

LOSS FROM CONTINUING OPERATIONS                               (56)           (422)           (265)               (806)

                                                         --------        --------        --------            --------

DISCONTINUED OPERATIONS
  Loss from operations
  of abandoned Subsidiary including
  provision for Operating loses of $1,254 prior to
  the phase-out period                                       --              --              --                (2,260)
  Loss on abandonment of subsidiary
  Including provision of $63 for
  Shutdown costs in 2000 during
  Phase-out period                                           --              --              --                (3,040)
                                                         --------        --------        --------            --------

    Total discontinued operations                            --              --              --                (5,300)
                                                         --------        --------        --------            --------

NET LOSS                                                 $    (58)       $   (422)       $   (265)           $ (6,106)
                                                         ========        ========        --------            --------

BASIC AND DILUTED NET LOSS PER SHARE
  Loss from continuing operations                        $  (0.01)       $     (0)       $  (0.03)           $     (0)
  Loss from operations of abandoned subsidiary               --              --              --                 (0.25)
  Loss on abandonment of subsidiary                          --              --              --                 (0.34)
                                                         --------        --------        --------            --------

BASIC AND DILUTED NET LOSS PER SHARE                     $  (0.01)       $  (0.04)       $  (0.03)           $  (0.68)
                                                         ========        ========        --------            --------

SHARES USED IN CALCULATION OF NET LOSS
  PER SHARE                                                10,205           9,698          10,205               8,918
                                                         ========        ========        --------            --------


                       See Notes to Financial Statements

THINKING TOOLS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT PER SHARE DATA)                                                    (Unaudited)
                                                                                   Six  Months Ended June 30,
                                                                                     2001            2000
                                                                                    -------        -------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Loss                                                                          $  (265)       $(6,106)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and Amortization                                                       253
    Provision for operating losses of abandoned subsidiary
      prior to phase-out period                                                        --            1,254
    Loss on abandonment of subsidiary                                                  --            3,040
    Stock Compensation Expense                                                         --              439
    Interest expense and accretion of interest expense attributable to notes
      payable with beneficial conversion feature and to warrants issued                 171           --
  Changes in assets and liabilities:
    Accounts Receivable                                                                --              (36)
    Prepaid expenses and other assets                                                  --               60
    Accounts payable                                                                     80            519
    Accrued Expenses                                                                     (6)            56
                                                                                    -------        -------
Net cash used by operating activities                                                   (19)          (524)
                                                                                    -------        -------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES

  Purchases of property and equipment                                                  --              (24)
  Direct costs of acquisition                                                          --             (207)
                                                                                    -------        -------
Net cash used by investing activities                                                  --             (221)
                                                                                    -------        -------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from financing activities                                                     17            100
  Proceeds from issuance of common stock                                               --              560
                                                                                    -------        -------
Net cash provided by financing activities                                                17            660
                                                                                    -------        -------
Net Increase (Decrease) in cash                                                          (2)           (95)

CASH AND EQUIVALENTS, beginning of year                                                   3            112
                                                                                    -------        -------
CASH AND EQUIVALENTS, end of period                                                 $     1        $    17
                                                                                    =======        =======
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of investor advances to common stock                                 $  --          $   620
                                                                                   =======        =======
In March 2000, the Company acquired substantially all the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium"). The specified liabilities included the $500,000 investor bridge note to Tritium. The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock as follows:

      Fair value of assets acquired                                                 $  --          $ 3,150
      Liabilities assumed                                                              --             (552)
                                                                                    -------        -------
      Series A preferred convertible stock issued                                   $  --          $ 2,598
                                                                                    =======        =======
    Warrants given for prepaid advertising                                          $  --          $   391
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

         The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $23,101,000 through June 30, 2001.

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

         In December 2000, the Company discontinued and abandoned the operations of StartFree. For the three and six month periods ended March 31, 2000 and June 30, 2000, the Company has retroactively restated its results from operations and cash flows to give effectto the operations of StartFree which have been discontinued and abandoned.
For the six months ended June 30, 2000, StartFree earned revenues approximating $38,000, incurred operating expenses approximating $1,043,000 and recorded a provision for operating losses incurred prior to discontinuing operations approximating $1,254,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $326,000 and goodwill approximating $2,939,000. The Company has recorded shutdown costs approximating $63,000, which have been included as loss on abandonment of subsidiary. Included in accounts payable and accrued expenses at June 30, 2001 is approximately $916,000 related to the remaining obligations and the shutdown costs of StartFree.

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

         During 1998, we focused primarily on the commercial introduction of Think 2000, a Year 2000 risk simulation software program, which was introduced in September 1997. We made a significant investment in the development and commercialization of Think 2000. However, changes in market conditions resulted in a lack of interest in Y2K products and thus culminated in the failure to successfully commercialize Think 2000.

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

         To date, we have not generated substantial revenues from the sale of our products.
                                        5

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


         Results of Operations

         Comparison of the three month periods ended June 30, 2001 and 2000.

         Revenues. After adjusting for discontinued operations, we had no revenues for the three month periods ended June 30, 2001 and June 30, 2000. Revenues generated by StartFree of approximately $18,000 during the quarter ended June 30, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December 2000.

         Selling, General and Administrative Expenses. After adjusting for discontinued operations, selling, general and administrative expenses for the quarter ended June 30, 2001 decreased by approximately $388,000 to $34,000 from $422,000 for the quarter ended June 30, 2000. Selling, general and administrative expenses during the quarter ended June 30, 2001 were primarily related to legal and accounting costs.

         Interest Expense. Interest expense for the quarter ended June 30, 2001 was approximately $22,000. We had no interest expense for the quarter ended June 30, 2000. Interest expense for 2001 consisted of approximately $22,000 of interest accumulated on advances under a demand convertible grid note issued by the Company.

             Loss From Continuing Operations. Net loss for the quarter ended June 30, 2001 decreased by approximately $366,000 to $56,000 from approximately $422,000 for the quarter ended June 30, 2000.

Comparison of six months ended June 30, 2001 and 2000

         Revenues. After adjusting for discontinued operations, we had no revenues for the six month periods ended June 30, 2001 and June 30, 2000. Revenues generated by StartFree of approximately $38,000 during the six months ended June 30, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December, 2000.

         Selling, General and Administrative Expenses. After adjusting for discontinued operations, selling, general and administrative expenses for the six months ended June 30, 2001 decreased by approximately $712,000 to $94,000 from approximately $806,000 for the six months ended June 30, 2000. Selling, general and administrative expenses during the six months ended June 30, 2001 were primarily related to legal and accounting costs. Selling, general and administrative expenses during the six months ended June 30, 2000 were related to: approximately $273,000 attributed to legal and accounting, $436,000 attributed to Deferred Compensation and approximately $89,000 relating to outside consulting expense.

         Interest Expense. Interest expense for the six months ended June 30, 2001 was approximately $171,000. We had no interest expense for the six months ended June 30, 2000. Interest expense consisted of approximately (i) $44,000 of interest accumulated on advances under a demand convertible grid note issued by the Company and (ii) additional interest expense of approximately $127,000 under such note and warrant issued in connection therewith representing imbedded interest on such note and warrant due to the below market conversion price of such note and exercise price of such warrant.


         Loss From Continuing Operations. Loss from continuing operations for the six months ended June 30, 2001 decreased by approximately $541,000 to approximately $265,000 from $806,000 for the six months ended June 30, 2000.

         Loss From Discontinued Operations. There was no loss from discontinued operations for the six months ended June 30, 2001. Loss attributable to the operations of StartFree, which were discontinued in December 2000, were approximately $2,260,000 for the six months ended June 30, 2000. This loss reported for the six months ended June 30, 2000 has been retroactively restated as loss from discontinued operations and to include a provision of approximately $1,254,000 of losses incurred by StartFree from July 2000 until it discontinued operations in December 2000.

         Discontinued Operations, Abandonment. Discontinued operations-abandonment expenses for the six months ended June 30, 2000 were approximately $3,040,000. We had no such expenses for the six months ended June 30, 2001. These expenses relate to the calendar year ended December 31, 2000 and are retroactively restated to disclose the information related to the abandonment of StartFree.

         Net Loss. Net loss for the six months ended June 30, 2001 decreased by $5,841,000 to $265,000 from $6,106,000 for the six months ended June 30, 2000.

         Liquidity and Capital Resources. Since our inception and through June 30, 2001, we incurred cumulative losses aggregating approximately $23,101,000 and have not experienced any quarter of profitable operations. We expect to continue to incur operating losses for the foreseeable future, principally as a result of our efforts towards locating and funding acquisitions of Target Businesses. During the past two fiscal years, we have satisfied our cash requirements principally from advances from stockholders and private sales of equity securities.

         At June 30, 2001, we had approximately $1,000 in cash or cash equivalents, and a shareholders' deficiency of approximately $2,312,000. At June 30, 2001, we had no long-term liabilities.

         Our operating activities used cash of approximately $19,000 and $524,000 for the six months ended June 30, 2001 and 2000, respectively. The funds were used to fulfill general operating expenses.

         Our financing activities generated cash of $17,000 for the six months ended June 30, 2001 and generated cash of approximately $660,000 for the six months ended June 30, 2000.

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

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 13, 2001

                                         THINKING TOOLS, INC.

                                         By: /s/ Moshe Zarmi
                                             -----------------------
                                             Name:  Moshe Zarmi
                                             Title: President