Form 10QSB
period 2001-09-30
THINKING TOOLS INC
filed 2001-11-21
CIK 1021444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

At November 17, 2001, the number of shares outstanding of the Issuer's Common Stock par value $.001 per share, was 10,204,637 shares.

                              THINKING TOOLS, INC.
                      10-QSB FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2001



                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of September 30, 2001  .............. 1

         Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000.......................... 2

         Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 2001 and 2000.......................... 3

         Notes to Consolidated Financial Statements......................... 4


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................... 5

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8 K................................... 8

         Signatures......................................................... 8

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                              THINKING TOOLS, INC.
                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

(IN THOUSANDS, except per share amounts)

ASSETS
CURRENT ASSETS
  Cash                                                                      $          0

PROPERTY AND EQUIPMENT, Net                                                           --

OTHER ASSETS                                                                          --
                                                                            ------------

TOTAL ASSETS                                                                $          0
                                                                            ============

CURRENT LIABILITIES:
  Note payable                                                              $        993
  Accounts payable                                                                 1,173
  Accrued expenses                                                                   208
                                                                            ------------

    Total current liabilities                                                      2,374
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (23,163)
                                                                            ------------

    Total shareholders' deficiency                                                (2,374)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          0
                                                                            ============


                        See Notes to Financial Statements

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                         Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                      ----------------------------      -------------------------------
                                                          2001             2000             2001               2000
                                                      ------------    ------------      -------------     -------------
REVENUES                                                 $   --          $   --          $   --                  --
                                                         --------        --------        --------            --------

OPERATING EXPENSES
  Selling, general and administrative                          38             324             132               1,130
                                                         --------        --------        --------            --------


LOSS FROM OPERATIONS                                          (38)           (324)           (132)             (1,130)
                                                         --------        --------        --------            --------

OTHER EXPENSE
  Interest                                                     23             151             194                 151
                                                         --------        --------        --------            --------

LOSS FROM CONTINUING OPERATIONS                               (61)           (475)           (327)             (1,281)
                                                         --------        --------        --------            --------
DISCONTINUED OPERATIONS
  Loss from operations
  of abandoned Subsidiary including
  provision for Operating loses of $561 prior to
  the phase-out period                                       --              --              --                (2,260)
  Loss on abandonment of subsidiary
  Including provision of $63 for
  Shutdown costs in 2000 during
  Phase-out period                                           --              --              --                (3,040)
                                                         --------        --------        --------            --------

    Total discontinued operations                            --              --              --                (5,300)
                                                         --------        --------        --------            --------

NET LOSS                                                 $    (61)       $   (475)       $   (327)           $ (6,581)
                                                         ========        ========        ========            ========

BASIC AND DILUTED NET LOSS PER SHARE
  Loss from continuing operations                        $  (0.01)       $  (.05)        $  (0.03)           $  ( .13)
  Loss from operations of abandoned subsidiary               --              --              --                 (0.23)
  Loss on abandonment of subsidiary                          --              --              --                 (0.32)
                                                         --------        --------        --------            --------

BASIC AND DILUTED NET LOSS PER SHARE                     $  (0.01)       $  (0.10)       $  (0.03)           $  (0.68)
                                                         ========        ========        ========            ========

SHARES USED IN CALCULATION OF NET LOSS
  PER SHARE                                                10,205           9,173          10,205               9,704
                                                         ========        ========        ========            ========



                        See Notes to Financial Statements

THINKING TOOLS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                               (Unaudited)
                                                                                      Nine Months Ended September 30,
                                                                                           2001              2000
                                                                                       ------------      ------------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Loss                                                                             $       (327)     $     (6,581)
  Adjustments to reconcile net loss to net cash used in operating activities
    Provision for operating losses of abandoned subsidiary
      prior to phase-out period                                                                --                 561
    Loss on abandonment of subsidiary                                                          --               3,040
    Stock Compensation Expense                                                                 --                 657
    Interest expense and accretion of interest expense attributable to notes
      payable with beneficial conversion feature and to warrants issued                         194               142
  Changes in assets and liabilities:
    Accounts Receivable                                                                        --                 (36)
    Prepaid expenses and other assets                                                          --                  65
    Accounts payable                                                                             94               813
    Accrued Expenses                                                                             (5)              473
                                                                                       ------------      ------------
Net cash used by operating activities                                                           (44)             (866)
                                                                                       ------------      ------------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES

  Purchases of property and equipment                                                          --                 (24)
  Direct costs of acquisition                                                                  --                (207)
                                                                                       ------------      ------------
Net cash used by investing activities                                                          --                (231)
                                                                                       ------------      ------------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from financing activities                                                             41               426
  Proceeds from issuance of common stock                                                       --                 560
                                                                                       ------------      ------------
Net cash provided by financing activities                                                        41               986
                                                                                       ------------      ------------
Net Increase (Decrease) in cash                                                                  (3)             (111)

CASH AND EQUIVALENTS, beginning of year                                                           3               112
                                                                                       ------------      ------------
CASH AND EQUIVALENTS, end of period                                                    $          0      $          1
                                                                                       ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of investor advances to common stock                                    $       --        $        600
                                                                                       ============      ============
In March 2000, the Company acquired substantially all the assets and assumed specific liabilities of Tritium Network, Inc. (Tritium). The specified liabilities included the $500,000 investor bridge note to Tritium. The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock as follows:

      Fair value of assets acquired                                                    $       --        $      3,150
      Liabilities assumed                                                                      --                (552)
                                                                                       ------------      ------------
      Series A preferred convertible stock issued                                      $       --        $      2,598
                                                                                       ============      ============
    Warrants given for prepaid advertising                                             $       --        $        391
                                                                                       ============      ============


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

The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $23,163,000 through September 30, 2001.

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

In December 2000, the Company discontinued and abandoned the operations of StartFree. For the three and nine month periods ended September 30, 2001 and 2000, the Company has retroactively restated its results from operations and cash flows to give effect to the operations of StartFree which have been discontinued and abandoned. For the nine months ended September 30, 2000, StartFree earned revenues approximating $46,000, incurred operating expenses approximating $1,746,000 and recorded a provision for operating losses incurred prior to discontinuing operations approximating $561,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $326,000 and goodwill approximating $2,939,000. The Company has recorded shutdown costs approximating $63,000, which have been included as loss on abandonment of subsidiary. Included in accounts payable and accrued expenses at September 30, 2001 is approximately $916,000 related to the remaining obligations and the shutdown costs of StartFree.

In July 2000 the Company approved bridge financing from Thinking Technologies L.P. ("Technologies") under which the Company would receive an aggregate sum of up to $500,000 in exchange for (i) a demand note convertible commencing February 2001 into shares of the Company's common stock at $0.375 per share and (ii) a five year warrant to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share commencing February 2001. In November 2000 the Board approved an increase in the bridge financing from Technologies to $1,000,000, and the warrant was revised to provide the right to purchase 425,066 shares of common stock for up to five years at $0.375 per share. In February 2001, the conversion price was modified for both the note and the warrant to $0.12 per share. Both the note and the warrants are subject to anti-dilution adjustments. The note is secured by all of the Company's property. Interest accumulates at 10% per annum. At September 30, 2000 Technologies had advanced the company principal approximating $417,000. For the nine months ended September 30, 2000, the Company recorded non cash interest expense approximating $142,000 in connection with the beneficial conversion feature of the note and warrant and approximately $9,000 in connection with accumulated interest on the note. For the three and nine month periods ended September 30, 2000, the Company has restated its results from operations and cash flows to give effect to Emerging Issues Task Force's Issue No. 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments. This restatement was derived from the December 31, 2000 audited financial statements and resulted in a decrease in interest expense of approximately $732,000 and a decrease in additional paid in capital of approximately $577,000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's 2000 Annual Report on Form 10-KSB.

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

We intend to continue to locate and enter into one or more transactions with existing public or privately held businesses, which in Management's view, have growth potential (Target Businesses). To that end, we are currently engaged in negotiations with a few candidates. A combination may be structured as a merger, consolidation, exchange of our Common Stock for stock or assets or any other form which will result in the combined enterprise remaining a publicly-held corporation. We anticipate that our expenses will increase as we continue to locate and enter into transactions with Target Businesses, and we expect to continue to incur losses for the foreseeable future. There can be no assurance that any such transaction will be consummated.

Results of Operations

Comparison of the three month periods ended September 30, 2001 and 2000:

Revenues. After adjusting for discontinued operations, we had no revenues for the three month periods ended September 30, 2001 and September 30, 2000. Revenues generated by StartFree of approximately $9,000 during the quarter ended September 30, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December 2000.

Selling, General and Administrative Expenses. After adjusting for discontinued operations, selling, general and administrative expenses for the quarter ended September 30, 2001 decreased by approximately $286,000 to $38,000 from $324,000 for the quarter ended September 30, 2000. Selling, general and administrative expenses during the quarter ended September 30, 2001 were primarily related to legal and accounting costs.

Interest Expense. Interest expense for the quarter ended September 30, 2001 was approximately $23,000. Interest expense for the quarter ended September 30, 2000 was approximately $151,000. Interest expense for 2001 consisted of approximately $23,000 of interest accumulated on advances under a demand convertible grid note issued by the Company. Interest expense for 2000 consisted of approximately $9,000 of interest accumulated on advances under a demand convertible grid note by the company and approximately $142,000 relating to the beneficial conversion feature of such note and the warrant issued with such note.

Loss From Continuing Operations. Net loss for the quarter ended September 30, 2001 decreased by approximately $414,000 to $61,000 from approximately $475,000 for the quarter ended September 30, 2000.

Comparison of nine months ended September 30, 2001 and 2000:

Revenues. After adjusting for discontinued operations, we had no revenues for the nine month periods ended September 30, 2001 and September 30, 2000. Revenues generated by StartFree of approximately $46,000 during the nine months ended September 30, 2000 have been classified under Discontinued Operations since StartFree ceased operations in December 2000.

Selling, General and Administrative Expenses. After adjusting for discontinued operations, selling, general and administrative expenses for the nine months ended September 30, 2001 decreased by approximately $998,000 to $132,000 from approximately $1,130,000 for the nine months ended September 30, 2000. Selling, general and administrative expenses during the nine months ended September 30, 2001 were primarily related to legal and accounting costs. Selling, general and administrative expenses during the nine months ended September 30, 2000 were related to: approximately $350,000 attributed to legal and accounting, $654,000 attributed to deferred compensation, and approximately $103,000 relating to outside consulting expense.

Interest Expense. Interest expense for the nine months ended September 30, 2001 was approximately $194,000. Interest expense for the nine months ended June 30, 2000 was approximately $151,000. Interest expense for the nine months ended September 30, 2001 consisted of approximately (i) $66,000 of interest accumulated on advances under a demand convertible grid note issued by the Company and (ii) additional interest expense of approximately $128,000 under such note and warrant issued in connection therewith representing imbedded interest on such note and warrant due to the below market conversion price of such note and exercise price of such warrant. Interest expense for the nine months ended September 30, 2000 consisted of approximately (i) $9,000 accumulated on advances under a demand convertible grid note issued by the Company and (ii) $142,000 in connection with the beneficial conversion feature of the note and warrant.

Loss From Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2001 decreased by approximately $954,000 to approximately $327,000 from $1,281,000 for the nine months ended September 30, 2000.

Loss From Discontinued Operations. There was no loss from discontinued operations for the nine months ended September 30, 2001. Loss attributable to the operations of StartFree, which were discontinued in December 2000, were approximately $2,260,000 for the nine months ended September 30, 2000. This loss reported for the nine months ended September 30, 2000 has been retroactively restated as loss from discontinued operations and to include a provision of approximately $561,000 of losses incurred by StartFree from October 2000 until it discontinued operations in December 2000.

Discontinued Operations, Abandonment. Discontinued operations, abandonment expenses for the nine months ended September 30, 2000 were approximately $3,040,000. We had no such expenses for the nine months ended September 30, 2001. These expenses relate to the calendar year ended December 31, 2000 and are retroactively restated to disclose the information related to the abandonment of StartFree.

Net Loss. Net loss for the nine months ended September 30, 2001 decreased by $6,254,000 to $327,000 from $6,581,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources. Since our inception and through September 30, 2001, we incurred cumulative losses aggregating approximately $23,163,000 and have not experienced any quarter of profitable operations. We expect to continue to incur operating losses for the foreseeable future, principally as a result of our efforts towards locating and funding acquisitions of Target Businesses. During the past two fiscal years, we have satisfied our cash requirements principally from advances from stockholders and private sales of equity securities.

At September 30, 2001, we had approximately $200 in cash or cash equivalents, and a shareholders' deficiency of approximately $2,374,000. At June 30, 2001, we had no long-term liabilities.

Our operating activities used cash of approximately $44,000 and $866,000 for the nine months ended September 30, 2001 and 2000, respectively. The funds were used to fulfill general operating expenses.

Our financing activities generated cash of $41,000 for the nine months ended September 30, 2001 and generated cash of approximately $986,000 for the nine months ended September 30, 2000.

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

(a) Exhibits:  None

(b) Reports on Form 8-K:  None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2001

                                                          THINKING TOOLS, INC.

                                                          By: /s/ Moshe Zarmi
                                                              ----------------
                                                          Name:   Moshe Zarmi
                                                          Title:  President