Form 10KSB
period 2001-12-31
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2001
                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the transition period from _______ to _______

                        Commission file number 000-21295
                                               ---------

                              THINKING TOOLS, INC.
                              --------------------
                 (Name of small business issuer in its charter)

           Delaware                                     77-0436410
           --------                               -------------------------
(State or other jurisdiction of
(I.R.S. Employer Identification No.)
incorporation or organization)

200 Park Avenue, Suite 3900, New York, New York               10166
-----------------------------------------------       ------------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code : (212) 808-7474
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]   No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The Registrant had no revenues in its most recent fiscal year.

As of January 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $158,856.

As of January 31, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.


Transitional Small Business Disclosure Format (Check one):   Yes ___  No  X
                                                                          ---

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-KSB contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof.

                                     PART I
                                     ------

Item 1. DESCRIPTION OF BUSINESS

General

      Thinking Tools, Inc., a Delaware corporation (the "Company" or "we") has not had active business operations since December 2000. Since that time, our activities have been limited to evaluating from time to time candidates with which to enter into business combinations or strategic transactions.

History
-------

      The Company was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation merged into the Company.

      The Predecessor Corporation was incorporated in California on December 30, 1993 with a business strategy of developing and marketing business simulation software. In December 1993, the Predecessor Corporation purchased certain assets of the Business Simulation Division of Maxis, Inc., a computer game company and creator of the simulation game SimCity. The assets acquired from Maxis included equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes.

      In September 1997, we introduced Think 2000, a Year 2000 business simulation software product. We invested significant resources and capital in the development and commercialization of Think 2000, but changes in market conditions and lack of demand for Year 2000 software products had an adverse effect on the success of Think 2000 and our business, results of operations and financial condition. On April 23, 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel with the exception of certain executive and administrative personnel.

      On March 7, 2000, through a newly-formed and wholly-owned subsidiary, StartFree.com, Inc. ("StartFree"), we acquired (the "Tritium Acquisition") the business and substantially all of the assets and certain of the liabilities of Tritium Network, Inc., a Delaware corporation ("Tritium") in exchange for 1,148,798.5 shares of our Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock").

      On December 18, 2000, due to the adverse changes in the Internet environment and especially in the area of Internet service providers, and in light of the fact that StartFree was not able to generate sufficient revenues to support current operations, we discontinued the operations of StartFree. On March 1, 2002, StartFree was dissolved and abandoned.

Plan of Business
----------------

      The Company intends to locate and enter into a transaction with an existing, public or privately-held company that, in management's view, has growth potential (a "Target Business"). To that end, the Company is currently engaged in negotiations with several candidates. A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation.

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

      - potential impairment of relationships with employees or customers as a result of changes in management; and

      - potential substantial dilutive issuances of equity, large and immediate write-offs, and the incurrence of debt.

      We cannot assure you that we will consummate any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot assure you that the acquired or combined business will perform as expected.

       Furthermore, Federal and state tax laws and regulations may have a significant impact upon the structuring of transactions. We will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to the Company, a target business and their respective stockholders.

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

Employees
---------

      The Company currently does not have any paid employees. Moshe Zarmi, our President, Chief Executive Officer and Secretary, and Fred Knoll, our Chairman, are our only officers.

Subsequent Event
----------------

      Pursuant to a letter of intent dated November 12, 2003, we have agreed with GVI Security, Inc. to enter into definitive agreements providing for the merger of GVI with and into a newly formed wholly-owned subsidiary of ours. Approximately 38% of the outstanding common stock of GVI is held by a limited liability company of which Europa International, Inc., our principal stockholder, is a 50% member. Fred Knoll, our Chairman, is the principal of Knoll Capital Management, L.P., which is the investment manager for Europa. GVI is the exclusive distributor of Samsung Electronics security products in North America, and distributes video surveillance and other security products to wholesale distributors and consumers. The letter of intent provides that in such merger, the stockholders of GVI would be issued shares of a new class of our preferred stock that upon conversion would constitute 95% of our outstanding shares of Common Stock on a fully-diluted basis, resulting in substantial dilution to our current stockholders. The definitive agreements would contain customary representations, warranties and closing conditions. There can be no assurance that the merger with GVI will be consummated.

Item 2. DESCRIPTION OF PROPERTY

      The Company does not own or lease any real property.

Item 3. LEGAL PROCEEDINGS.

      We are not involved in any pending material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to our security holders for a vote during the year ended December 31, 2001.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      During the period covered by this report, our Common Stock was quoted on the OTC Bulletin Board under the symbol "TSIM" except during the period from April 24, 2001 through May 2, 2001, when it was quoted on the OTC Bulletin Board under the symbol "TSIME" to denote that the Company was not current in its filing obligations with the Securities and Exchange Commission. The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by the OTC Bulletin Board for the period commencing January 1, 2000, and ending on December 31, 2001. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


         Period                         High         Low
         ------                         ----         ---
         Fiscal 2001
         -----------

         First Quarter                  .31          .09
         Second Quarter                 .25          .06
         Third Quarter                  .20          .10
         Fourth Quarter                 .23          .07

         Fiscal 2000
         First Quarter                  7.75         7.00
         Second Quarter                 1.75         1.19
         Third Quarter                  .50          .38
         Fourth Quarter                 .13          .06


      The number of holders of record for our Common Stock as of December 31, 2001 was approximately 45. This number excludes individual stockholders holding stock under nominee security position listings.

      We did not pay any dividends on the Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

      We have not had active business operations since December 2000, when we discontinued the operations of Startfree.com. Since that time, our activities have been limited to evaluating from time to time candidates with which to enter into business combinations or strategic transactions.

      We intend to locate and enter into a transaction with a Target Business. To that end, the Company is currently engaged in negotiations with several candidates. A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation.

      Pending negotiation and consummation of a transaction with a Target Business, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy without additional financing such liabilities as are incurred.

      We anticipate that our expenses will increase as we continue to locate and enter into transactions with Target Businesses, and we expect to continue to incur losses for the foreseeable future.

      The Company currently does not have sufficient cash to meet its cash requirements. The Company expects that it will be required to continue to borrow from stockholders and affiliates of its stockholders to meet such requirements.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                      PART III
                                      --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The executive officers and directors of the Company as of January 30, 2004 are as follows:
NAME                       AGE     POSITION
----                       ---     --------
Mr. Fred Knoll             48      Chairman of the Board, Director
Mr. Moshe Zarmi            65      President, Chief Executive Officer, Director
Mr. Frederick Gluck        68      Director


      Fred Knoll has been Chairman of the Board and a member of the board of directors since September 1994. Mr. Knoll has also been the principal, from 1987 to the present, of Knoll Capital Management, a private investment management company. Mr. Knoll is the portfolio manager of two hedge funds; Knoll Capital Fund I and Knoll Capital Fund II, and manages a private account for ABN Amro Inc. Mr. Knoll holds a B.S. in Electrical Engineering and Computer Science from M.I.T., a B.S. in Management from the Sloan School at M.I.T., and a M.B.A. from Columbia University in Finance and International Business.

      Moshe Zarmi has been President, Chief Executive Officer, and a director of Thinking Tools, Inc. since February 12, 1998. From July 1997 to December 1997, Mr. Zarmi was a consultant to us. Mr. Zarmi has 30 years experience, primarily in high technology industries. From February 1993 to January 1997, Mr. Zarmi was CEO of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries ("IAI"), where he held various positions in finance and administration, as well as head of US marketing and sales.
Mr. Zarmi also served as President of ATG, the Canadian subsidiary of IAI. Additionally, Mr. Zarmi headed his own company which specialized in technology transfer and worked mainly with Israeli high technology companies doing business in the United States. Mr. Zarmi attended Tel Aviv University and holds an M.B.A. from Columbia University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Directors, officers and greater than 10% shareholders are required to furnish us with copies of all
Section 16(a) forms that they file. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to the year ended December 31, 2001 ("Fiscal 2001"), there were no known failures to file a required Form 3, 4 or 5 and no known late filings of a required Form 3, 4 or 5 during Fiscal 2000 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid for the last three fiscal years ended December 31, 2001 to our chief executive officer (the "Named Executive Officer"). No officer or employee of the Company received $100,000 in compensation from the Company during Fiscal 2001.
                           SUMMARY COMPENSATION TABLE
                            Annual Compensation          Long-Term Compensation
                            -------------------          ----------------------
   Name and     Year  Salary($)  Bonus($)  Other Annual  Securities   All Other
                ----  ---------  --------
   Principal                               Compensation  Underlying Compensation
   ---------                               ------------             ------------
   Position                                    ($)      Options/SARs
   --------                                    ---      ------------
Moshe Zarmi    2001   ----       --      --            --               --
CEO and        2000   ----       --      --            --               --
President      1999   $22,000    --      --            750,000 (1)      --


(1) In December 1999, Mr. Zarmi received options to purchase an aggregate of 200,000 shares of Common Stock at a purchase price of $.50 per share; 100,000 of these options vested immediately, and the remaining 100,000 of these options vested one year from the date of issuance. In December 1999, Mr. Zarmi received five year warrants to purchase 550,000 shares of Common Stock at an exercise price of $.50 per share.

STOCK OPTION GRANTS

      The Company did not award any stock options during Fiscal 2001.

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FY-END OPTION VALUES

     Name        Shares    Value          Number of             Value of
     ----
                Acquired   Realized  Unexercised Options      Unexercised
               on Exercise   ($)    at Fiscal Year End (#) In-the-Money Options
                             ---
                   (#)                   Exercisable/     at Fiscal Year End ($)
                   ---                                        Exercisable/
                                        Unexercisable         Unexercisable
                                        -------------         -------------
Moshe Zarmi        --        --        750,000/750,000         $0.00/$0.00


Arrangements with Directors and Executive Officers
--------------------------------------------------

      Our Directors do not receive any cash compensation for their participation on the board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of January 30, 2004, certain information known to us with respect to the beneficial ownership of our voting securities by
(i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and Named Executive Officer, and (iii) all our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                         AMOUNT AND NATURE OF     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP     OF CLASS (1)

(i)Beneficial Owners of more than 5% of
---------------------------------------
   Common Stock (other than directors and
   --------------------------------------
   executive officers)
   -------------------
Bruce Galloway (2)                          603,708(3)             5.9%
Digital Creative Development Corp. (4)      569,500                5.6%
Engage, Inc.(5)                             984,799(6)             9.1%
Europa International, Inc. (7)          111,682,820(8)            91.6%
Gem Management Limited (9)                  777,518                7.6%
Global e-Markets, Inc. (10)               2,450,000 (11)          19.3%
Thinking Technologies, L.P. (12)          4,743,722 (13)          42.7 %
Michael Lee (14)                          6,772,246 (15)          39.9%
(ii) Directors and Executive Officers
-------------------------------------
Mr. Fred Knoll (16)                     117,529,442 (17)          94.9%
Mr. Frederick Gluck (18)                    235,000 (19)           2.3%
Mr. Moshe Zarmi (20)                        750,000 (21)           6.8%

(iii) All directors and executive       118,514,442(17)(19)(21)   94.9%
---------------------------------
      officers as a group (three persons)
      -----------------------------------
(1) Percentage of ownership is based on 10,204,637 shares of Common Stock outstanding and has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. All information is as of January 30, 2004 and is based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) The address of Mr. Galloway is c/o Burnham Securities, 1325 Sixth Avenue, New York, New York 10019.

(3) Includes (i) 200,000 shares of Common Stock held by the Bruce Galloway IRA and (ii) 200,000 shares owned by Jacombs Investments, Inc., of which Mr. Galloway is the principal shareholder and President.

(4) The address of Digital Creative Development Corp. is 200 East 82nd Street, New York, New York 10028.

(5) The address of Engage, Inc. as 100 Brickstone Square, Andover, Massachusetts 01810

(6) Includes warrants to purchase 584,399 shares of Common Stock at an exercise price of $.01 per share.

(7) The address of Europa International, Inc. ("Europa") is P.O. Box 146, Road Town, Tortola, British Virgin Islands. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the investment manager for Europa.

(8) All such shares are issuable upon conversion of that certain Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, which was originally issued to Thinking Technologies, L.P. and transferred to Europa on January 4, 2002.

(9) The address of Gem Management Limited is PO Box 860, 11 Bath Street, St. Helier, Jersey, JE4 0YZ.

(10) The address of Global e-Markets, Inc. is 12-14 Finch Road, Douglas, Isle of Man IM99 1TT.

(11) All of these shares are issuable upon exercise of warrants with an exercise price of $.50 per share.

(12) The address of Thinking Technologies, L.P. is 200 Park Avenue, Suite 3900, New York, New York 10016. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P.

(13) Includes (i) 3,850,414 shares of Common Stock; (ii) 468,242 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $1.07 per share; and (iii) 425,066 shares of Common Stock issuable upon exercise of warrants with an exercise price of $0.375 per share.

(14)  Mr. Lee's address is 1008 Celestial Street, Cincinnati, Ohio 45202.

(15) All such shares are issuable upon conversion of 677,224.6 shares of Series A Convertible Preferred Stock beneficially held by Mr. Lee.

(16) The address of Mr. Knoll is c/o Knoll Capital Management, 200 Park Avenue, Suite 3900, New York, New York 10166.

(17) Includes (i) the 4,743,722 shares beneficially owned by Thinking Technologies, L.P.; (ii) 111,682,820 beneficially owned by Europa; (iii) warrants to purchase 549,800 shares of Common Stock with an exercise price of $.50 per share; (iv) options to purchase 352,900 shares of Common Stock exercisable at $.50 per share; (v) options to purchase 200,000 shares of Common Stock exercisable at $.50 per share; and (vi) 200 shares of Series B Preferred Stock, $.001 par value per share, which are convertible into 200 shares of Common Stock.

(18) The address of Mr. Gluck is c/o McKinsey & Co., 400 South Hope Street, Los Angeles, California 90071.

(19) Includes (i) options to purchase 210,000 shares of Common Stock exercisable at $.50 per share, (ii) options to purchase 14,741 shares of Common Stock exercisable at $.79 per share, and (iii) options to purchase 10,259 shares of Common Stock exercisable at $1.00 per share.

(20)  The address of Mr. Zarmi is 215 Frankel Boulevard, Merrick, New York
      11566.

(21) Consists of (i) warrants to purchase 550,000 shares of Common Stock with an exercise price of $.50 per share, and (ii) options to purchase 200,000 shares of Common Stock exercisable at $.50 per share.

Change In Control
-----------------

      We anticipate that a "change in control" of Thinking Tools will occur in the event the merger with GVI Security, Inc. contemplated by the letter of intent described above is consummated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 7, 2000, in connection with the Tritium Acquisition, we issued
(i) 1,148,798.5 shares of Series A Preferred Stock to Tritium and (ii) 200 shares of Series B Preferred Stock to Mr. Knoll. Mr. Knoll, as the holder of the Series B Preferred Stock, has the exclusive right to elect seven directors to our Board of Directors during the period ending March 7, 2002, and to elect five directors to the Board or such number as will constitute a majority of the Board during the period from March 8, 2002 through March 7, 2005.

      In November 2000, in consideration of advances made by Technologies to the Company, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note was subsequently transferred by Technologies to Europa. Fred Knoll is the principal of Knoll Capital Management, L.P., which (i) is the general partner of Technologies, and (ii) is the investment manager for Europa. The principal and interest outstanding under the Note was originally convertible into shares of Common Stock at a price of $.375 per share, and in February 2001, the Note was amended to change the conversion price to $.12 per share. On January 4, 2002, in consideration of Technologies' agreement not to demand payment on the Note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the Note, so that upon conversion, the Note will convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis. At December 31, 2001, the principal amount outstanding under the Note was approximately $1,082,400, consisting of principal of $967,260 and interest of $115,140. In connection with the loans evidenced by the Note, Technologies was issued five-year warrants to purchase 425,066 shares of Common Stock at a price of $.375 per share. In February 2001, the warrant was amended to change the exercise price to $.12 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:
Exhibit      Description
No.

3.1          Certificate of Incorporation of Thinking Tools, Inc. (1)
3.2          By-Laws of Thinking Tools, Inc. (1)
4.1          1996 Stock Option Plan (1)
4.2          Form of Stock Certificate (2)
4.3          Technologies Warrant (2)
4.4          Certificate of the Designations, Powers, Preferences and Rights
             of the Series A Convertible Preferred Stock of Thinking Tools,
             Inc. (3)
4.5          Certificate of the Designations, Powers, Preferences and Rights
             of the Series B Convertible Preferred Stock of Thinking Tools,
             Inc. (3)
4.6          1997 Stock Option Plan (4)
10.1         Demand Convertible Grid Note (as amended)(5)
31           Certification pursuant to Rule 13a-14(a) of the Exchange Act
32           Certification pursuant to Rule 13a-14(b) of the Exchange Act and
             18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

--------------------------
(1) Incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission (the "Commission") on September 3, 1996 (the "Registration Statement").

(2) Incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the Commission on October 11, 1996.

(3) Incorporated herein by reference to our Current Report on Form 8-K, as filed with the Commission on March 21, 2000.

(4) Incorporated herein by reference to Exhibit A of our Proxy Statement, dated November 13, 1997.

(5) Incorporated herein by reference to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000, as filed with the Commission on May 2, 2001.

(b) Reports on Form 8-K

      None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MERCADIEN, P.C., CPAs


Hamilton, New Jersey

February 4, 2004

                              THINKING TOOLS, INC.

                     YEARS ENDED DECEMBER 31, 2001 and 2000

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 and 2000


                                                                          Page
                                                                         Number
                                                                         ------

INDEPENDENT AUDITORS' REPORT................................................F-1

FINANCIAL STATEMENTS

         Balance Sheets.....................................................F-2

         Statements of Operations...........................................F-3

         Statements of Shareholders' Deficiency...........................F-4-5

         Statements of Cash Flows...........................................F-6

         Notes to Financial Statements...................................F-7-20

                              THINKING TOOLS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000


(In thousands, except share amounts)
                                                          2001           2000
                                                      --------       --------
ASSETS

CURRENT ASSET:
  Cash                                                $      1       $      3

                                                      --------       --------
TOTAL ASSETS                                          $      1       $      3
                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable, related party, net of beneficial
    conversion feature of $0 and $127                 $    967       $    758
  Accounts payable                                       1,158          1,079
  Accrued expenses                                         323            213
                                                      --------       --------
       Total current liabilities                         2,448          2,050
                                                      --------       --------
       Total liabilities                                 2,448          2,050
                                                      --------       --------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value;
   3,000,000 shares authorized; 1,148,799
   shares issued and outstanding at 2001
   and 2000                                                  1              1
  Preferred stock, Series B $.001 par value;
   200 shares authorized; 200 shares issued
   and outstanding at 2001 and 2000                         --             --
  Preferred stock, Series C $.001 par value;
   400,000 shares authorized; none issued or
   outstanding                                              --             --
  Common stock, $.001 par value: 20,000,000
   shares authorized; shares issued and
   outstanding: 10,204,637 at 2001 and 2000                 10             10
  Additional paid-in capital                            20,778         20,778
  Deferred Stock Compensation                               --             --
  Accumulated deficit                                  (23,236)       (22,836)
                                                      --------       --------
       Total shareholders' deficiency                   (2,447)        (2,047)
                                                      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY        $      1       $      3
                                                      ========       ========






See notes to financial statements.                                          F-2

                              THINKING TOOLS, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2001 and 2000


(In thousands, except per share amounts)

                                                             2001           2000
                                                         --------       --------
REVENUES                                                 $      -       $      -
                                                         --------       --------
OPERATING EXPENSES
 Selling, general and administrative                          182          1,526
                                                         --------       --------
  Total operating expenses                                    182          1,526
                                                         --------       --------
LOSS FROM OPERATIONS                                         (182)        (1,526)

OTHER EXPENSE
 Interest                                                    (218)          (514)
                                                         --------       --------
LOSS FROM CONTINUING OPERATIONS                              (400)        (2,040)
                                                         --------       --------
DISCONTINUED OPERATIONS
 Loss from discontinued operations                              -         (2,260)
 Estimated loss on disposal of operations including
 provision of $63 for shutdown costs in 2000
 during phase-out period                                        -         (3,040)
                                                         --------       --------
  Total discontinued operations                                 -         (5,300)
                                                         --------       --------
NET LOSS                                                 $   (400)      $ (7,340)
                                                         ========       ========

BASIC AND DILUTED LOSS PER SHARE
 Loss from continuing operations                         $  (0.04)      $  (0.22)
 Loss from discontinued operations                              -          (0.24)
 Estimated loss on disposal of discontinued
  operations                                                    -          (0.32)
                                                         --------       --------

BASIC AND DILUTED NET LOSS PER SHARE                     $  (0.04)      $  (0.78)
                                                         ========       ========
SHARES USED IN CALCULATION OF NET LOSS
 PER SHARE                                                 10,205          9,439
                                                         ========       ========









See notes to financial statements.                                          F-3

                              THINKING TOOLS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     Years Ended December 31, 2001 and 2000

(In thousands, except share amounts)
                                                                                     Preferred Stock
                                                                  -----------------------------------------------------------------
                                                Common Stock                Series A                Series B            Series C
                                        ------------------------- ------------------------- ------------------- -------------------
                                             Shares      Amount      Shares        Amount    Shares    Amount    Shares    Amount
                                        -------------- ---------- -------------  ---------- --------- --------- --------- ---------
BALANCES,
 January 1, 2000                          7,384,237        $ 7             -         $ -         -       $ -         -       $ -
Issuance of preferred
 stock related to
 acquisition                                      -          -     1,148,799           1       200         -         -         -
Proceeds from sales of
 common stock                             2,320,000          2             -           -         -         -         -         -
Issuance of warrants for
 prepaid advertising                              -          -             -           -         -         -         -         -
Interest attributable to
 beneficial conversion
 feature and warrants                             -          -             -           -         -         -         -         -
Conversion of warrants to
 common stock                               500,400          1             -           -         -         -         -         -
Amortization of deferred
 stock compensation                               -          -             -           -         -         -         -         -
Net Loss                                          -          -             -           -         -         -         -         -
                                        -------------- ---------- -------------  ---------- --------- --------- --------- ---------

BALANCES,
 January 1, 2001                         10,204,637         10     1,148,799           1       200         -         -         -
Net Loss                                          -          -             -           -         -         -         -         -
                                        -------------- ---------- -------------  ---------- --------- --------- --------- ---------
BALANCES,
December 31,2001                         10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -
                                        ============== ========== =============  ========== ========= ========= ========= =========






See notes to financial statements.                                          F-4

                              THINKING TOOLS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     Years Ended December 31, 2001 and 2000



                                                 Deferred                        Total
                                 Additional       Stock                       Shareholders'
                                   Paid-in        Compen-       Accumulated      Equity
                                   Capital        sation          Deficit     (Deficiency)
                                -------------  -------------  -------------- --------------
 BALANCES,
 January 1, 2000                 $    16,010     $     (875)   $    (15,496)   $      (354)
Issuance of preferred stock
 related to acquisition                2,598              -               -          2,599
Proceeds from sales of
 common stock                          1,157              -               -          1,159
Issuance of warrants for
 prepaid advertising                     391              -               -            391
Interest attributable to
 beneficial conversion
 feature and warrants                    617              -               -            617
Conversion of warrants to
 common stock                              5              -               -              6
Amortization of deferred
 stock compensation                        -            875               -            875
Net Loss                                   -              -          (7,340)        (7,340)
                                -------------  -------------  -------------- --------------
BALANCES,
 January 1, 2001                      20,778              -         (22,836)        (2,047)
Net Loss                                   -              -            (400)          (400)
                                -------------  -------------  -------------- --------------
BALANCES,
 December 31, 2001               $    20,778    $         -    $    (23,236)   $    (2,447)
                                =============  =============  ============== ==============










See notes to financial statements.                                          F-5

                              THINKING TOOLS, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2001 and 2000

(In thousands, except share amounts)
                                                                  2001            2000
                                                              ------------    -----------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

 Net Loss                                                        $  (400)        $(7,340)
 Adjustments to reconcile net loss to net cash used in
 operating activities
 Depreciation and amortization                                        --             767
 Estimated loss on disposal of operations                             --           3,040
 Stock compensation expense                                           --             875
 Interest expense and accretion of interest expense
  attributable to notes payable beneficial conversion
  features and to warrants issued                                    218             514
 Changes in current assets and liabilities:
  Accounts receivable                                                 --              27
  Prepaid expenses and other assets                                   --              77
  Accounts payable                                                    78             732
  Accrued expenses                                                    (5)              5
                                                                  -------         -------
 Net cash used by operating activities                              (109)         (1,303)
                                                                  -------         -------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES
  Purchases of property and equipment                                 --             (24)
  Direct costs of Tritium acquisition                                 --            (207)
                                                                  -------         -------
  Net cash provided (used) by investing activities                    --            (231)
                                                                  -------         -------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from notes payable                                         107            860
  Proceeds from issuance of common stock                               --            565
                                                                  -------         -------
  Net cash provided by financing activities                           107          1,425
                                                                  -------         -------
  Net (decrease) increase in cash                                      (2)          (109)
CASH, beginning of year                                                 3            112
                                                                  -------         -------
CASH, end of year                                                 $     1         $    3
                                                                  =======         =======
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of investor advances to common stock                 $    --         $   600
  In March 2000, the Company acquired substantially               =======         =======
   all the assets and assumed
  specific liabilities of Tritium Network, Inc. ("Tritium").
  The specified liabilities included the $500,000 investor bridge note to Tritium. The consideration for the acquisition was paid by the Company through the issuance of 1,148,798.5 shares of Series A preferred convertible stock as follows:
   Fair value of assets acquired                                  $    --         $ 3,150
   Liabilities assumed                                                 --            (552)
                                                                  -------         -------
   Series A preferred convertible stock issued                    $    --         $ 2,598
                                                                  =======         =======
  Warrants given for prepaid advertising                          $    --         $   391
                                                                  =======         =======
  Discount on note payable beneficial conversion feature
   and warrants given and additional paid-in-capital              $    --         $   617
                                                                  =======         =======



See notes to financial statements.                                          F-6

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


1. NATURE OF BUSINESS

         Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation was merged with and into the Company. References herein to the "Company" include the Predecessor Corporation and the subsidiary, StartFree.com, Inc. ("StartFree") (see Note 12.).

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

         The Company through its subsidiary, StartFree, acquired substantially all of the assets and assumed specific liabilities of Tritium Network, Inc. ("Tritium") on March 7, 2000, through the issuance of preferred stock. Concurrently, financing was provided from proceeds of the sales of the Company's common stock to investors. In December 2000, the Company discontinued the operations of StartFree (see Note 12.). In March 2002, the Company abandoned StartFree (see Note 14). During 2001 and 2000, the Company received approximately $107,000 and $860,000, respectively from proceeds of a secured convertible note to Thinking Technologies, L.P. ("Technologies") (see Note 6.)

                             THINKING TOOLS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    Years Ended December 31, 2001 and 2000


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

         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk are cash and equivalents. Risks associated with cash and equivalents are mitigated by banking with credit-worthy institutions.

         Property and Equipment - Property and equipment are stated at cost, reduced for impairment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. The Company evaluates the recoverability of long-lived assets on an on-going basis. In December 2000, the Company discontinued the operations of StartFree and abandoned its remaining property and equipment approximating $39,000 (see Note 12.).

         Beneficial Conversion Features - Where the Company issues convertible debt, and the terms of conversion of the stock are such that the value of the stock at the date of issuance of the debt exceeds the amount of the debt, such excess is considered a beneficial conversion feature. The Company accounts for the beneficial conversion feature as a debt discount and a corresponding credit to equity. The debt discount is amortized as additional interest expense over the term of the debt.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Software development costs that are deemed to be impaired are written down to their fair value in the period the impairment is determined. For 2000, an impairment loss approximating $271,000 has been charged to loss from discontinued operations (see Note 12.).

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

3.       ACCRUED EXPENSES

         Accrued expenses at December 31, 2001 and 2000 are as follows (in thousands):




                                                         2001                   2000
                                                 ------------------     -----------------
       Disposal costs                            $              63      $             63
       Legal and professional fees                             139                   143
       Interest                                                115                    --
       Payroll and related benefits                              5                     6
       Other                                                     1                     1
                                                 ------------------     -----------------
                                                  $             323      $            213
                                                 ==================     =================

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

4.       LEASES

         The Company leased office space in San Jose, California under a non-cancelable operating lease, which expired in March 2001. The Company sub-leased the San Jose office in March 1998, prior to expiration of the lease. The sub-lease expired in June 2001, therefore there are neither future minimum rental commitments nor sublease rentals to be received in the future for the San Jose facility at December 31, 2001.

         Total rent expense was approximately $0 and $35,000 for the years ended December 31, 2001 and 2000, respectively. Included in rent expense for the year ended December 31, 2000, was approximately $29,000 allocated to loss from discontinued operations (see Note 12.).

5.       INCOME TAXES

         Due to the Company's history of net losses, the Company has fully reserved its net deferred tax assets and, consequently, its tax provision (benefit) is nil. Calculations for deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows (in thousands):

                                                              2001                  2000
                                                  -----------------     -----------------
Deferred tax assets

      Net operating loss carry forwards            $          5,268     $          5,195
      Tax credits                                               261                  261
      Accruals and reserves not currently deductible             32                   32
      Stock compensation                                      1,886                1,799
                                                  -----------------     -----------------
Total deferred tax assets                                     7,447                7,287
Less valuation allowance                                     (7,447)              (7,287)
                                                  -----------------     -----------------
Net deferred tax assets                            $              -     $              -
                                                  =================     =================

         As  of  December  31,  2001,   the  Company  has  net  operating  loss
         carryforwards of $13,169,000 and $13,298,000 for federal and state purposes, respectively. As of December 31, 2001, the Company also has tax credit carryforwards of $261,000 and $133,000 for federal and state purposes. The losses expire beginning in 2009 and 2002, respectively. Federal and State of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code Section 382. In addition, in order to realize the benefits of the state net operating loss and tax credit carryforwards, the Company will have to re-establish its business presence in the State of California.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

6.       NOTE PAYABLE

         In July 2000 the Company approved bridge financing from Technologies under which the Company would receive an aggregate sum of up to $500,000 in exchange for (i) a demand note convertible commencing February 2001 into shares of the Company's common stock at $0.375 per share and (ii) a five year warrant to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share commencing February 2001. In November 2000 the Board approved an increase in the bridge financing from Technologies to $1,000,000, and the warrant was revised to the right to purchase 425,066 shares of common stock for up to five years at $.375 per share. In February 2001, the conversion price was modified for both the note and the warrant to $.12 per share. Both the note upon conversion and the warrants are subject to anti-dilution adjustments. The note is secured by all of the Company's property up to the maximum of $1,000,000. Interest accumulates at 10% per annum. Through December 31, 2001, Technologies advanced the Company approximately $967,000 in principal, with accumulated interest accrued thereupon of approximately $115,000 (approximately $82,000 unsecured).

         For the year ended December 31, 2001, the Company recorded non-cash interest expense approximating $127,000 in connection with the amortization of the discount on the beneficial conversion feature of the convertible note (the earliest conversion date was February 12, 2001).

         For the year ended December 31, 2000, the Company recorded non-cash interest expense approximating $235,000 in connection with the amortization of the discount on the beneficial conversion feature of the debt for common stock and approximately $25,000 in connection with accumulated interest on the note (also see Note 7., warrants).

7.       SHAREHOLDERS' DEFICIENCY

         Stock

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

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


              In October 2000, Engage, Inc., a successor via a merger to Adsmart Corp., exercised a warrant in part to purchase 500,400 shares of the Company's Common Stock at $0.01 per share (see Note 12.).

         Warrants

              The Company consummated a series of financing transactions in 1996. Warrants were issued to Technologies to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring December 2006. Warrants to purchase 456,250 shares of the Company's common stock at $3.90 per share (156,250 to Thinking Technologies, L. P. and 300,000 to its Underwriter), were also issued. In August 2000, a partner in Technologies liquidated his interest and received a warrant for 5,453 shares of the Company's common stock. This distribution reduced Technologies' warrants to purchase common shares from 156,250 to 150,797. The above 456,250 warrants all expired in August 2001. In addition, in October and November 1996, the Company completed its initial public offering and issued 1,610,000 shares of common stock at $6.50 per share for net proceeds of approximately $8,470,000. In connection with its initial public offering, the Company sold options to purchase 140,000 common shares to its underwriter for $.001 per option. These options expired during October and November of 2001.

              On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 stock warrants at an exercise price of $.50 per share to an acquisition consultant as compensation for services provided. These warrants vested on March 7, 2000, and expire in December 2004. At December 31, 2001 and 2000, these warrants had no value. The warrants are subject to certain anti-dilution adjustments (See Note 12.).

              On December 10, 1999, the Company's Chairman and its Chief Executive Officer were granted warrants to purchase 549,800 and 550,000 shares of common stock, respectively, at an exercise price of $.50 per share. The warrants were issued as compensation for services rendered in facilitating the Tritium acquisition. The warrants were vested on December 10, 1999, and are exercisable until December 2004. The warrants are subject to certain anti-dilution adjustments.

              As discussed in Note 7., pursuant to the 2000 bridge financing from Technologies, the Company granted a warrant to purchase 425,066 shares of common stock at $.375 per share, expiring February 2006. In February 2001, the conversion price was modified to $.12 per share. The warrant is subject to certain anti-dilution adjustments (see Note 7.). For the year ended December 31, 2000, the Company recorded non-cash interest expense approximating $254,000 resulting from these warrants.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

7.       SHAREHOLDERS' DEFICIENCY (CONTINUED)

         Stock Options

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

              Outstanding stock options of 30,777 and 41,036 at December 31, 2001 and 2000, respectively, were previously granted under the Plans to four Board members at an exercise price of $1.00 per share. During 2001, one of the four Board members resigned, forfeiting her respective options under the Plans.

              In 1995, options were issued outside of the Plans to directors and an unaffiliated person to purchase 58,964 shares and 15,000 shares at an exercise price of $.79 and $1.00 per share, respectively. During 2001, one of the directors resigned, forfeiting her respective options. Options outstanding for the above were 59,223 and 73,964 at December 31, 2001 and 2000, respectively.

              On December 10, 1999, the Board of Directors granted options outside of the Plans to Board members and employees for purchase of 1,690,000 shares of common stock at an exercise price of $.50 per share. In 1999, 990,000 options vested, and in December 2000 the remaining 700,000 options vested. The Board of Directors also granted options outside of the Plans to the Company's Chairman to purchase 352,900 shares of common stock at an exercise price of $.50 per share in lieu of cash compensation owed at December 31, 1998 for services of approximately $176,000. These options were issued and vested as of December 10, 1999.

              For the years ended December 31, 2001 and 2000, the Company recorded non-cash compensation expense under APB 25 of $0 and $875,000, respectively, for the issuance and vesting of options.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


7.           SHAREHOLDERS' DEFICIENCY (CONTINUED)


         A summary of the status of the Company's stock options as of December 31, 2001 and 2000, and the changes during the years ended December 31, 2001 and 2000, is presented below:

                                                      Number of           Range of
                                                      Shares            Exercise Prices
                                                  -----------------     -----------------
      Outstanding at January 1, 2000                      2,157,900       $   .50 - 1.000
      Granted                                                    -        $             -
      Exercised                                                  -        $             -
      Forfeited                                                  -        $             -
                                                  -----------------
      Outstanding at December 31, 2000                    2,157,900       $   .50 - 1.000
      Granted                                                    -        $             -
      Exercised                                                  -        $             -
      Forfeited                                            (295,000)      $   .50 - 1.000
                                                  -----------------
      Outstanding at December 31, 2001                    1,862,900       $   .50 - 1.000
                                                  =================

      Weighted-average fair value of options remaining
        exercisable at December 31, 2001                           $          1.50
                                                                  =================

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

7.      SHAREHOLDERS' DEFICIENCY (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2001:


                          Outstanding Options                                   Exercisable Options
                    --------------------------------------------------    --------------------------------
                       Number           Weighted-
                     Outstanding         average          Weighted-          Number           Weighted-
                         at             Remaining          average        Outstanding at       average
   Exercise         December 31,       Contractual        Exercise        December 31,        Exercise
    Prices              2001              Life              Price             2001              Price
----------------    --------------    --------------    --------------    --------------    --------------
         $ 1.00            45,777       4.6 years              $ 1.00            45,777            $ 1.00
           0.79            44,223       3.6 years                0.79            44,223              0.79
           0.50         1,772,900       7.9 years                0.50         1,772,900              0.50
                    --------------                                        --------------
                        1,862,900                                             1,862,900
                    ==============                                        ==============


As discussed in Note 2, the Company accounts for its stock-based awards to directors and employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of fiscal 1995. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; 61% stock volatility subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $400,000 ($.04 per share) in 2001 and $8,255,000 ($.87 per share) in 2000.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

8.      MAJOR CUSTOMERS

        The Company had no revenues during 2001. Revenues were negligible during 2000 and arose from discontinued operations (see Note 12.). One customer accounted for 100% of revenue in 2000.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reflected in the financial statements at December 31, 2001 and 2000 for cash approximates its respective fair value due to the short maturity of the instrument. The fair value of the note payable at December 31, 2001 is based on the current rates and terms at which the Company could borrow funds.

10.     ADVERTISING COSTS

        Advertising costs are charged to operations when incurred. There was no advertising expense for the year ended December 31, 2001. All 2000 advertising expense was incurred for the StartFree operations that were discontinued (see Note 12.). Advertising expense charged to loss from operations of discontinued subsidiary approximated $281,000. Prepaid advertising charged to estimated loss on disposal of operations approximated $274,000.

11.     RELATED PARTY TRANSACTIONS

        The Company's Chairman is the principal of Knoll Capital Management, L.P., which is the general partner of Technologies. Technologies owned approximately 38% of the Company's outstanding common stock as of December 31, 2001 and 2000, and as of December 31, 2001, has a right to convert the note payable and accrued interest thereupon to 9,020,001 shares of the common stock and owns warrants to purchase 893,308 additional shares of common stock. As of December 31, 2001, Mr. Knoll, as an individual, owns options for 552,900 shares and warrants for 549,800 shares of common stock as compensation for his services (see
        Note 7.) and 200 shares of Series B Convertible Preferred Stock, $.001 par value per share. The Series B Preferred Stock has voting control rights until March 7, 2005, and is convertible into 200 shares of the Company's common stock.

12.     BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS

        On March 6, 2000, the Company formed a wholly owned subsidiary, StartFree.com, Inc., a Delaware corporation ("StartFree"). On March 7, 2000, StartFree acquired substantially all of the assets and assumed specified liabilities of Tritium Networks, Inc. ("Tritium"). The specified liabilities included the $500,000 bridge note to Tritium (see below). The consideration for the acquisition was paid through the issuance of 1,148,798.5 shares of a new Series A convertible preferred stock valued for approximately $2,598,000, as determined by an independent appraisal. The preferred stock is convertible into a maximum of 11,487,985 shares of Thinking Tools common stock when the Company files with the Secretary of State of the State of Delaware to increase the authorized number of shares to at least 35,000,000 shares.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


12.     BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS (CONTINUED)

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

        The Company accounted for the acquisition of the assets and specified liabilities of Tritium under the purchase method of accounting for business combinations. In connection with the accounting for this transaction, goodwill and assets assumed totaling $3,150,000 and liabilities of $552,000 were recorded. Goodwill amortization was provided using the straight-line method over the estimated useful life of three years. For 2000, amortization and loss from impairment of goodwill charged to estimated loss from discontinued operations was approximately $643,000.

        In November 1999, the Company entered into an agreement with an investor to issue 2,000,000 shares of the Company's common stock to the investor at $.50 a share. Subsequently, the single investor was replaced by that investor and several others. The Company received the $1,000,000 proceeds from the stock issuance in the following way:

              o Upon approval of the acquisition by the Company's board of directors in December 1999, the investor advanced $100,000 to the Company.

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

        In connection with the Tritium acquisition, the Company issued warrants to an acquisition consultant to purchase 2,450,000 shares of the Company's common stock exercisable at $.50 per share. These warrants were issued on December 10, 1999, and vested on March 7, 2000, when all contractual obligations had been met. The warrants are subject to certain anti-dilution adjustments (see Note 7.).

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


12.     BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS (CONTINUED)

        In addition, in connection with the Tritium acquisition, the Company contributed a warrant to purchase 1,262,275 shares of its common stock to the capital of StartFree in order for StartFree to deliver the warrant to AdSmart Corporation to obtain the right to Tritium's advertising agreement with AdSmart. As of March 7, 2000, AdSmart was entitled to exercise warrants for 500,400 shares of common stock. The remainder will vest upon the occurrence of certain events. The warrants are exercisable at $.01 per share. The warrants are subject to certain anti-dilution adjustments. The value of the advertising agreement was determined by independent appraisal to approximate $391,000 and represented a portion of the assets acquired. Amortization was provided using the straight-line method over the remaining advertising contract period of 22.5 months. For 2000, amortization charged to loss from discontinued operations was approximately $117,000. In October 2000, Engage, Inc., a successor via a merger to AdSmart Corp., exercised a warrant in part to purchase 500,400 shares of the Company's common stock, which left a warrant for the remaining 761,875 shares.

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

        In December 2000, the Company discontinued the operations of StartFree. In 2000, StartFree earned revenues approximating $46,000 and incurred operating expenses approximating $2,306,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $274,000 and goodwill approximating $2,664,000. The Company has recorded shutdown costs approximating $63,000, which have been included in loss on disposal of subsidiary. Included in accounts payable and accrued expenses at December 31, 2001, is $916,000 related to the remaining obligations and the shutdown costs of StartFree (see
        Note 14.).

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000

13.     NEW ACCOUNTING PRONOUNCEMENTS

        Standards Implemented

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

          SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company's Financial Statements.

        New Standard to be Implemented

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the possible effect on future Financial Statements.

14.      SUBSEQUENT EVENTS

         On January 4, 2002, by instrument of transfer, Technologies transferred the convertible note (see Note 6.) to Europa International Inc. ("Europa"), also a related party. Europa agreed not to demand payment on the note for a period of six months; so that upon conversion, Europa will be issued the number of shares of common stock that shall constitute, after giving full effect to such issuance, 80% of the outstanding shares of common stock of the Company on a fully-diluted basis.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000




14.     SUBSEQUENT EVENTS (continued)

        In January 2002, Technologies entered into an amendment to a voting agreement with a shareholder of the Company's Series A Convertible Preferred Stock, whereby Technologies agreed to convert their note (see
        Note 6), and, upon conversion of the note, cancel any and all pledges by the aforementioned shareholder to secure the note. The shareholder agreed to vote for the following amendments to the Company's Certificate of Incorporation: (i) to eliminate the right of the holders of Preferred stock to receive dividend payments and/or (ii) to reduce the number of shares of common stock into which each share of Preferred Stock is convertible from 10 (ten) to 2.5 (two-and-one-half) or a number greater than 2.5. Pursuant to the agreement, Technologies also agreed to vote in favor of increasing the authorized shares of common stock of the Company to a level that would be sufficient to permit exercise of outstanding stock options, conversion of debt into common shares and the conversion of outstanding shares of Preferred Stock, and to vote in favor of the amendments described above.

        Effective March 1, 2002, StartFree was dissolved due to the revocation of its charter by the State of Delaware, at which time it was abandoned by the Company. In December 2000, the Company had discontinued the operations of StartFree, and, in February 2001, creditors had been notified that StartFree had no available assets with which to settle their obligations. Pursuant to APB Opinion No. 30, the resultant gain related to the abandonment of StartFree was not recognized until the date of dissolution and abandonment by the Company in March 2002.

        Pursuant to a letter of intent dated November 12, 2003, the Company has agreed with GVI Security, Inc. ("GVI") to enter into definitive agreements providing for the merger of GVI with and into a newly formed wholly owned subsidiary of the Company. A limited liability company of which Europa is a 50% member holds approximately 38% of the outstanding common stock of GVI. Fred Knoll, our Chairman, is the principal of Knoll Capital Management, L.P., which manages Europa's investments. GVI is the exclusive distributor of Samsung Electronics security products in North America, and distributes video surveillance and other security products to wholesale distributors and consumers. The letter of intent provides that in such merger, the stockholders of GVI would be issued shares of a new class of our preferred stock that upon conversion would constitute 95% of our outstanding shares of Common Stock on a fully-diluted basis, resulting in substantial dilution to our current stockholders. The definitive agreements would contain customary representations, warranties and closing conditions. There can be no assurance that the merger with GVI will be consummated.

                                   SIGNATURES
      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THINKING TOOLS, INC.
Dated:  February 12, 2004
                                          By: Moshe Zarmi
                                              -------------------------
                                          Name:  Moshe Zarmi
                                          Title: President and Chief
                                                 Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company in the capacities and on the dates indicated.


                                          -----------------------------
                                          Frederick Gluck, Director

                                          Dated: February 12, 2004

                                          /s/ Fred Knoll
                                          -----------------------------
                                          Fred Knoll, Director

                                          Dated:  February 12, 2004

                                          /s/ Moshe Zarmi
                                          -----------------------------
                                          Moshe Zarmi, Director

                                          Dated:  February 12, 2004