Form 10QSB
period 2002-03-31
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                           For the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                           For the transition period from _______ to _______

                           Commission file number 000-21295

                             THINKING TOOLS, INC.
                             --------------------

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

            200 Park Avenue, Suite 3900, New York, New York, 10166
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 808-7474
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

As of January 31, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes        No  X

                             THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                                March 31, 2002
                                     INDEX

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2002

         Statements of Operations for the three month

         periods ended March 31, 2002 and 2001.................................

         Statements of Cash Flows for the three month

         periods ended March 31, 2002 and 2001.................................

         Notes to Financial Statements.........................................

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS.........................................................

Part II- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8 K......................................

         Signatures............................................................

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2002 ............................... 1

         Statements of Operations for the three month
         periods ended March 31, 2002 and 2001............................. 2

         Statements of Cash Flows for the three month
         periods ended March 31, 2002 and 2001............................. 3

         Notes to Financial Statements................................... 4-6

                             THINKING TOOLS, INC.
                                 BALANCE SHEET
                                March 31, 2002
                                 (Unaudited)

(IN THOUSANDS, except per share amounts)

CURRENT ASSETS                                                              $          1

                                                                            ------------

TOTAL ASSETS                                                                $          1
                                                                            ============

CURRENT LIABILITIES:
  Note payable - related party                                              $        968
  Accounts payable                                                                   317
  Accrued expenses                                                                   278
                                                                            ------------

    Total current liabilities                                                      1,563
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (22,351)
                                                                            ------------

    Total shareholders' deficiency                                                (1,562)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          1
                                                                            ============


See Notes to Financial Statements

                             THINKING TOOLS, INC.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
 REVENUES                                                   $         --    $         --
                                                            ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative                                  7              59
                                                            ------------    ------------
LOSS FROM OPERATIONS                                                   7              59
                                                            ------------    ------------
OTHER EXPENSE

  Interest                                                            24             149
                                                            ------------    ------------
LOSS FROM CONTINUING OPERATIONS                                      (31)           (208)
                                                            ------------    ------------
DISCONTINUED OPERATIONS
  Gain from abandonment of liabilities of
     subsidiary (net of income tax effect of $0)                     916              --
                                                            ------------    ------------
    Total discontinued operations                                    916              --
                                                            ------------    ------------
NET INCOME (LOSS)                                           $        885    $       (208)
                                                            ============    ============

INCOME (LOSS) PER SHARE:
 Basic and diluted:

 Loss from continuing operations                             $         -    $      (0.02)
 Gain from discontinued operations                                  0.09               -
                                                           --------------   -------------
                                                             $      0.09    $      (0.02)
                                                           ==============   =============

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:

   Basic and diluted                                              10,205          10,205
                                                           ==============   =============

See Notes to Financial Statements

                             THINKING TOOLS, INC.

                           STATEMENTS OF CASH FLOWS

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       (Unaudited)
                                                                     Three Months Ended
                                                                March 31,
                                                                       2002       2001
                                                                      -------    -------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Income (Loss)                                                       885    $  (208)
  Adjustments to reconcile net income (loss) to net cash used in operating activities

    Gain from abandonment of liabilities of subsidiary                   (916)        --
    Interest expense and accretion of interest expense attributable to
    notes payable beneficial conversion feature and to warrants issued     24        148
  Changes in assets and liabilities:
    Accounts payable                                                        6         77
    Accrued expenses                                                       --        (20)
                                                                       -------    -------

  Net cash used by operating activities                                    (1)        (3)

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES

  Proceeds from notes payable                                               1         --
                                                                       -------    -------
  Net cash provided by financing activities                                 1         --
                                                                       -------    -------

  Net Increase (Decrease) in cash                                          --         (3)

CASH AND EQUIVALENTS, beginning of year                                     1          3
                                                                       -------    -------

CASH AND EQUIVALENTS, end of year                                      $    1     $   --
                                                                       =======    =======











See Notes to Financial Statements
                                                                             3

                             THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These Financial Statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

      As further discussed in Note 2, in December 2000, the Company discontinued the operations of StartFree.com, Inc. ("StartFree"), its wholly-owned subsidiary. The financial statements since December 2000 include no activity of StartFree until the abandonment on March 1, 2002. On this date, the $916,000 gain was recognized upon the removal of the remaining liabilities of StartFree.

2.    Discontinued Operations

      In December 2000, the Company discontinued the operations of StartFree. Creditors were notified in February 2001 that StartFree had no available assets with which to settle its obligations. Effective March 1, 2002, StartFree was dissolved due to the revocation of its charter by the State of Delaware, at which time it was abandoned by the Company. The Company is not liable for StartFree's obligations. The abandonment of StartFree has resulted in a gain from abandonment of the liabilities of StartFree of $916,000, consisting of accounts payable of $853,000 and accrued expenses of $63,000.

                             THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

3.    Note Payable

      In July 2000 the Company approved bridge financing from Thinking Technologies, L.P. ("Technologies"), a related party, under which the Company would receive an aggregate sum of up to $500,000 in exchange for
      (i) a demand note convertible commencing February 2001 into shares of the Company's common stock at $0.375 per share and (ii) a five year warrant to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share commencing February 2001. In November 2000 the Board approved an increase in the bridge financing from Technologies to $1,000,000, and the warrant was revised to the right to purchase 425,066 shares of common stock for up to five years at $.375 per share. In February 2001, the conversion price was modified for both the note and the warrant to $.12 per share. In January 2002, by instrument of transfer, Technologies transferred the Note to Europa International Inc. ("Europa"), also a related party. As of the date of transfer, Technologies had advanced approximately $967,000 in principal under the terms of the note. On January 4, 2002, in consideration of Europa's agreement not to demand payment on the note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the note, so that upon conversion, the note will convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis. The warrants are also subject to anti-dilution adjustments. The note is secured by all of the Company's property. Interest accumulates at 10% per annum. Through March 31, 2002, the Company received advances of approximately $968,000. Through March 31, 2002, a liability for interest of approximately $139,000 has accrued on the note. For the three months ended March 31, 2002 and 2001, the Company recorded non cash interest expense approximating $0 and $127,000, respectively, in connection with the beneficial conversion feature of the note and warrants and approximately $24,000 and $22,000, respectively, in connection with accrued interest on the note.

4.    Preferred Stock

      In addition, Technologies entered into an amendment to a voting agreement with a shareholder of the Company's Series A Convertible Preferred Stock, whereby Technologies agreed to convert its note (see
      Note 3), and, upon conversion of the note, cancel any and all pledges by the shareholder to secure the note. The shareholder agreed to vote for the following amendments to the Company's Certificate of Incorporation:
      (i) to eliminate the right of the holders of Preferred stock to receive dividend payments and/or (ii) to reduce the number of shares of common stock into which each share of Preferred Stock is convertible from 10
      (ten) to 2.5 (two-and-one-half) or a number greater than 2.5. Pursuant to the agreement, Technologies also agreed to vote in favor of increasing the authorized shares of common stock of the Company to a level that would be sufficient to permit exercise of outstanding stock options, conversion of debt into common shares and the conversion of outstanding shares of Preferred Stock, and to vote in favor of the amendments described above.

                             THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

5.   Subsequent Event

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's 2001 Annual Report on Form 10-KSB.

         PLAN OF OPERATION

         We have not had active business operations since December 2000, when we discontinued the operations of Startfree.com. Since that time, our activities have been limited to evaluating from time to time candidates with which to enter into business combinations or strategic transactions.

         We intend to locate and enter into a transaction with an existing, public or privately-held company that, in management's view, has growth potential (a "Target Business"). To that end, the Company is currently engaged in negotiations with several candidates. A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation.

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

Abandoned Operations
--------------------

         In December 2000, the Company discontinued the operations of StartFree.com, Inc., its wholly-owned subsidiary ("StartFree"). Creditors were notified in February 2001 that StartFree had no available assets with which to settle its obligations. Effective March 1, 2002, StartFree was dissolved due to the revocation of its charter by the State of Delaware, at which time it was abandoned by the Company. The Company is not liable for StartFree's obligations. The abandonment of StartFree has resulted in a gain from abandonment of the liabilities of StartFree of $916,000.

Adjustment to Note Conversion
-----------------------------

         In November 2000, in consideration of advances made by Thinking Technologies, L.P. ("Technologies") to the Company, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note was subsequently transferred by Technologies to Europa. Fred Knoll is the principal of Knoll Capital Management, L.P., which (i) is the general partner of Technologies, and (ii) the investment manager for Europa. The principal and interest outstanding under the Note was originally convertible into shares of Common Stock at a price of $.375 per share, and in February 2001, the Note was amended to change the conversion price to $.12 per share. On January 4, 2002, in consideration of Technologies' agreement not to demand payment on the Note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the Note, so that upon conversion, the Note will convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis.

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

       (b)  Reports on Form 8-K

            None

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THINKING TOOLS, INC.
Dated:  February 12, 2004

                                  By: Moshe Zarmi
                                      ------------------------
                                  Name:  Moshe Zarmi
                                  Title:  President and Chief Executive Officer