Form 10QSB
period 2002-06-30
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the transition period from _______ to _______

                        Commission file number 000-21295

                              THINKING TOOLS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                          77-0436410
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             200 Park Avenue, Suite 3900, New York, New York, 10166
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                (212) 808-7474
    -----------------------------------------------------------------------
               (Issuer's telephone number, including area code)

As of January 31, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                -------     ---

                              THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 2002
                                     INDEX




Part I -   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Balance Sheet as of June 30, 2002

           Statements of Operations for the six month

           periods ended June 30, 2002 and 2001................................

           Statements of Cash Flows for the six month

           periods ended June 30, 2002 and 2001................................

           Notes to Financial Statements.......................................

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION........................................................

Part II -  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8 K....................................

           Signatures .........................................................

                                     PART I
                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         Balance Sheet as of June 30, 2002.................................. 1

         Statements of Operations for the three and six-month
         periods ended June 30, 2002 and 2001............................... 2

         Statements of Cash Flows for the six-month
         periods ended June 30, 2002 and 2001............................... 3

         Notes to Financial Statements.................................... 4-5

                              THINKING TOOLS, INC.
                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)


(IN THOUSANDS, except per share amounts)


ASSETS
CURRENT ASSETS
  Cash                                                                      $          2

                                                                            ------------
TOTAL ASSETS                                                                $          2
                                                                            ============
CURRENT LIABILITIES:
  Note payable - related party                                              $      1,000
  Loan payable - related party                                                        74
  Accounts payable                                                                   227
  Accrued expenses                                                                   306
                                                                            ------------
    Total current liabilities                                                      1,607
                                                                            ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (22,394)
                                                                            ------------

    Total shareholders' deficiency                                                (1,605)
                                                                            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          2
                                                                            ============













See Notes to Financial Statements                                             1

                                      THINKING TOOLS, INC.
                                    STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS)
                                           (Unaudited)

                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                  June 30,
                                                  ---------------------------           --------------------------------
                                                      2002               2001               2002                    2001
                                                  --------           --------           --------                --------
REVENUES                                          $     --           $     --           $     --                $     --
                                                  --------           --------           --------                --------
OPERATING EXPENSES
  Selling, general and administrative                   15                 34                 22                      94
                                                  --------           --------           --------                --------
LOSS FROM OPERATIONS                                   (15)               (34)               (22)                    (94)
                                                  --------           --------           --------                --------
OTHER EXPENSE
  Interest                                              27                 22                 51                     171
                                                  --------           --------           --------                --------
LOSS FROM CONTINUING OPERATIONS                        (42)               (56)               (73)
                                                  --------           --------           --------                --------
DISCONTINUED OPERATIONS
  Gain from abandonment of
    liabilities of subsidiary
    (net of income tax effect
    of $0)                                              --                 --                916                      --
                                                  --------           --------           --------                --------
    Total discontinued operations                       --                 --                 --                      --
                                                  --------           --------           --------                --------
NET INCOME (LOSS)                                 $    (42)          $    (56)          $    843                $   (265)
                                                  ========           ========           ========                ========

INCOME (LOSS) PER SHARE:
  Basic and diluted:
  Loss from continuing operations                 $     --           $  (0.01)          $  (0.01)               $  (0.03)
  Gain from discontinued operations                     --                 --               0.09                      --
                                                  --------           --------           --------                --------
                                                  $     --           $  (0.01)          $   0.08                $  (0.03)
                                                  ========           ========           ========                ========
SHARES USED IN CALCULATION OF NET INCOME
  (LOSS) PER SHARE:
   Basic and diluted                                10,205             10,205             10,205                  10,205
                                                  ========           ========           ========                ========


See Notes to Financial Statements                                             2

                                      THINKING TOOLS, INC.
                                    STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           (Unaudited)

                                                               Six  Months Ended June 30,
                                                                   2002           2001
                                                                  -------        -------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Income (Loss)                                                $  843         $ (265)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Gain from abandonment of liabilities of subsidiary               (916)            --
    Interest expense and accretion of interest expense attributable to notes payable with beneficial conversion feature and
      to warrants issued and related party loan                        51            171
  Changes in assets and liabilities:
    Accounts payable                                                  (84)            81
    Accrued Expenses                                                   --             (6)
                                                                   -------        -------
Net cash used by operating activities                                (106)           (19)
                                                                   -------        -------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from note payable                                           33             17
  Proceeds from related party loan                                     74             --
                                                                   -------        -------
Net cash provided by financing activities                             107             17
                                                                   -------        -------
Net Increase (Decrease) in cash                                         1             (2)

CASH AND EQUIVALENTS, beginning of year                                 1              3
                                                                   -------        -------
CASH AND EQUIVALENTS, end of period                                $    2         $    1
                                                                   =======        =======




















See Notes to Financial Statements                                             3

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

3.       Note Payable

         At June 30, 2002, Europa International Inc., a related party, held a convertible note payable of $1,000,000. Through June 30, 2002, a liability for interest of approximately $164,000 has accrued on the note.

         For the three and six months ended June 30, 2002 and 2001, the Company recorded non cash interest expense approximating $27,000, $51,000, $22,000 and $44,000, respectively, in connection with accumulated interest on the note and related party loans (see Note 4).

         During the six-month period ending June 30, 2001, the Company recorded non-cash interest expense of $127,000 in connection with the beneficial conversion feature of the note and warrants.

4.       Loan payable - related party

         During the three months ended June 30, 2002, the Company received advances from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. Amounts advanced during the three-month period ended June 30, 2002 were approximately $74,000, with accrued interest thereon of approximately $2,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Subsequent Event

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

                                                    THINKING TOOLS, INC.
Dated:  February 12, 2004
                                                    By: Moshe Zarmi
                                                        ----------------------
                                                    Name:  Moshe Zarmi
                                                    Title:  President and Chief
                                                    Executive Officer