Form 10QSB
period 2002-09-30
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

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

             200 Park Avenue, Suite 3900, New York, New York, 10166
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (212) 808-7474
            --------------------------------------------------------
               (Issuer's telephone number, including area code)

As of January 31, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                 ------    ----

                              THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2002
                                     INDEX




Part I -   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Balance Sheet as of September 30, 2002

           Statements of Operations for the nine month

           periods ended September 30, 2002 and 2001...........................

           Statements of Cash Flows for the nine month

           periods ended September 30, 2002 and 2001...........................

           Notes to Financial Statements.......................................

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION........................................................

Item 3.    CONTROLS AND PROCEDURES

Part II -  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8 K....................................

           Signatures..........................................................

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         Balance Sheet as of September 30, 2002  ........................... 1

         Statements of Operations for the three and nine-month
         periods ended September 30, 2002 and 2001.......................... 2

         Statements of Cash Flows for the nine-month
         periods ended September 30, 2002 and 2001.......................... 3

         Notes to Financial Statements.................................... 4-5

                              THINKING TOOLS, INC.
                                 BALANCE SHEET
                               September 30, 2002
                                  (Unaudited)

(IN THOUSANDS, except per share amounts)

ASSETS
CURRENT ASSETS
  Cash                                                                      $          1
PROPERTY AND EQUIPMENT, Net                                                           --
OTHER ASSETS                                                                          --
                                                                            ------------
TOTAL ASSETS                                                                $          1
                                                                            ============
CURRENT LIABILITIES:
  Note payable - related party                                              $      1,000
  Loan payable - related party                                                        75
  Accounts payable                                                                   245
  Accrued expenses                                                                   333
                                                                            ------------
    Total current liabilities                                                      1,653
                                                                            ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (22,441)
                                                                            ------------

    Total shareholders' deficit                                                   (1,652)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          1
                                                                            ============













See Notes to Financial Statements                                            1

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                         Three Months Ended                   Nine Months Ended
                                             September 30,                       September 30,
                                     ----------------------------      ---------------------------
                                         2002            2001             2002             2001
                                     ------------    ------------      -----------     -----------
REVENUES                               $   --          $   --          $   --              $   --
                                       --------        --------        --------            --------
OPERATING EXPENSES
  Selling, general and
   Administrative                          19             38               41                 132
                                       --------        --------        --------            --------
LOSS FROM OPERATIONS                      (19)           (38)             (41)               (132)
                                       --------        --------        --------            --------
OTHER EXPENSE
  Interest                                 28             23               79                 194
                                       --------        --------        --------            --------
LOSS FROM CONTINUING OPERATIONS           (47)           (61)            (120)               (327)
                                       --------        --------        --------            --------
DISCONTINUED OPERATIONS
  Gain from abandonment of
    liabilities of subsidiary
    (net of income tax effect
    of $0)                                 --              --             916                  --
                                       --------        --------        --------            --------
    Total discontinued operations          --              --             916                  --
                                       --------        --------        --------            --------
NET INCOME (LOSS)                      $  (47)         $  (61)         $  796              $ (327)
                                       ========        ========        ========            ========
INCOME (LOSS) PER SHARE:
  Basic and diluted:
  Loss from continuing operations     $    --         $  (0.01)       $  (0.01)           $  (0.03)
  Gain from discontinued operations        --               --            0.09                  --
                                       --------        --------        --------            --------
                                      $    --         $  (0.01)       $   0.08            $  (0.03)
                                       ========        ========        ========            ========
SHARES USED IN CALCULATION OF NET INCOME
  (LOSS) PER SHARE:
   Basic and diluted                     10,205          10,205          10,205              10,205
                                       ========        ========        ========            ========


See Notes to Financial Statements                                            2

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                        2002            2001
                                                                       -----           -----
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES
  Net Earning                                                          $ 796           $(327)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Gain from abandonment of liabilities of subsidiary                  (916)             --
    Interest expense and accretion of interest expense
      attributable to notes payable with beneficial
      conversion feature and to warrants issued
      and related party loan                                              79             194
  Changes in assets and liabilities:
    Accounts payable                                                     (63)             94
    Accrued Expenses                                                      --              (5)
                                                                       -----           -----
Net cash used by operating activities                                   (104)            (44)
                                                                       -----           -----
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from note payable                                              29              41
  Proceeds from related party loan                                        75              --
                                                                       -----           -----
Net cash provided by financing activities                                104              41
                                                                       -----           -----
Net Increase (Decrease) in cash                                           --              (3)

CASH AND EQUIVALENTS, beginning of year                                    1               3
                                                                       -----           -----
CASH AND EQUIVALENTS, end of period                                    $   1           $  --
                                                                       =====           =====












See Notes to Financial Statements                                             3

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

3.       Note Payable

         At September 30, 2002, Europa International Inc., a related party, held a convertible note payable of $1,000,000. Through September 30, 2002, a liability for interest of approximately $190,000 has accrued on the note.

         For the three and nine months ended September 30, 2002 and 2001, the Company recorded non cash interest expense approximating $28,000, $79,000, $23,000 and $67,000, respectively, in connection with accumulated interest on the note and related party loans (see Note 4).

         During the nine-month period ending September 30, 2001, the Company recorded non-cash interest expense of $127,000 in connection with the beneficial conversion feature of the note and warrants.

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS


4.       Loan payable - related party

         During the nine months ended September 30, 2002, the Company received advances of approximately $75,000 from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. Loans payable-related party at September 30, 2002 was approximately $75,000 with accrued interest thereon of approximately $4,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company's chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

         There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                                                    THINKING TOOLS, INC.
Dated:  February 12, 2004
                                                    By: Moshe Zarmi
                                                    Name:  Moshe Zarmi
                                                    Title:  President and Chief
                                                            Executive Officer