Form 10KSB
period 2002-12-31
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                  FORM 10-KSB

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002
                                      OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the transition period from _______ to _______

                       Commission file number 000-21295

                             THINKING TOOLS, INC.
                             --------------------
                (Name of small business issuer in its charter)

           Delaware                                                                  77-0436410
           --------                                                       ---------------------------------
(State or other jurisdiction of                                          (I.R.S. Employer Identification No.)
incorporation or organization)

200 Park Avenue, Suite 3900, New York, New York                                         10166
-----------------------------------------------                           ---------------------------------
 (Address of principal executive offices)                                             (Zip Code)

Issuer's telephone number, including area code : (212) 808-7474
                                                 ---------------

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

Yes  [ ]   No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had no revenues in its most recent fiscal year.

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

General
-------

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to our security holders for a vote during the year ended December 31, 2002.

                                    PART II
                                    -------

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock trades in the over-the-counter-market under the symbol "TSIM," and trades of our Common Stock are currently quoted by Pink Sheets LLC. The following table sets forth the quarterly high and low bid prices of a share of Common Stock as reported by (i) the OTC Bulletin Board for the period commencing January 1, 2001, and ending on June 9, 2002, and
(ii) Pink Sheets LLC thereafter. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


             Period                                        High                Low
             ------                                        ----                ---
             Fiscal 2002
             -----------
             First Quarter                                  .24                .10
             Second Quarter                                 .15                .01
             Third Quarter                                  .15                .04
             Fourth Quarter                                .045                .02

             Fiscal 2001

             First Quarter                                  .31                .09
             Second Quarter                                 .25                .06
             Third Quarter                                  .20                .10
             Fourth Quarter                                 .23                .07

         The number of holders of record for our Common Stock as of December 31, 2002 was approximately 45. This number excludes individual stockholders holding stock under nominee security position listings.

         We did not pay any dividends on the Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of December 31, 2003.


                                   NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                                     ISSUED UPON EXERCISE OF        EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                                  OUTSTANDING OPTIONS, WARRANTS    OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                           AND RIGHTS              WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN(A))
                                               (A)                          (B)                            (C)
Equity compensation
plans approved by
security holders...........                  10,259                       $1.00                          965,741

Equity compensation
plans not approved by security
holders...................                  6,217,624                          $0.46                       -0-


Total......................                 6,227,883                     $0.46                          965,741


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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III
                                   --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and directors of the Company as of January 30, 2004 are as follows:


NAME                                              AGE         POSITION
----                                              ---         --------
Mr. Fred Knoll                                    48          Chairman of the Board, Director

NAME                                              AGE         POSITION
----                                              ---         --------
Mr. Moshe Zarmi                                   65          President, Chief Executive Officer, Director
Mr. Frederick Gluck                               68          Director


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Directors, officers and greater than 10% shareholders are required to furnish us with copies of all
Section 16(a) forms that they file. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to the year ended December

31, 2002 ("Fiscal 2002"), there were no known failures to file a required Form 3, 4 or 5 and no known late filings of a required Form 3, 4 or 5 during Fiscal 2001 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act, other than the failure to file a Form 4 by Thinking Technologies, L.P. and a Form 3 by Europa International, Inc. in connection with the transfer by Thinking Technologies to Europa of a Demand Convertible Grid Note (described below) originally issued to Thinking Technologies. Such Forms 3 and 4 were subsequently filed by Europa and Thinking Technologies respectively.

Item 10. EXECUTIVE COMPENSATION

         We have not paid compensation in the three fiscal years ended December 31, 2002 to any of our officers, and we currently do not have any employees

STOCK OPTION GRANTS

         The Company did not award any stock options during Fiscal 2002.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FY-END OPTION VALUES

        NAME          SHARES ACQUIRED      VALUE          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
        ----            ON EXERCISE       REALIZED     OPTIONS AT FISCAL YEAR END       IN-THE-MONEY OPTIONS AT
                            (#)             ($)             (#) EXERCISABLE/              FISCAL YEAR END ($)
                            ---             ---               UNEXERCISABLE            EXERCISABLE/ UNEXERCISABLE
                                                        --------------------------     ---------------------------
Moshe Zarmi                  --              --              750,000/750,000                  $0.00/$0.00


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

                                                          AMOUNT AND NATURE OF          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP            CLASS (1)
------------------------------------                      --------------------            ---------
(i) Beneficial Owners of more than 5% of Common Stock
    (other than directors and executive officers)
Bruce Galloway (2)                                          603,708(3)                      5.9%
Digital Creative Development Corp. (4)                      569,500                         5.6%
Engage, Inc.(5)                                             984,799(6)                      9.1%
Europa International, Inc. (7)                              111,682,820(8)                 91.6%
Gem Management Limited (9)                                  777,518                         7.6%
Global e-Markets, Inc. (10)                               2,450,000 (11)                   19.3%
Thinking Technologies, L.P. (12)                          4,743,722 (13)                   42.7%
Michael Lee (14)                                          6,772,246 (15)                   39.9%
(ii) Directors and Executive Officers
Mr. Fred Knoll (16)                                       117,529,442 (17)                 94.9%
Mr. Frederick Gluck (18)                                    235,000 (19)                    2.3%
Mr. Moshe Zarmi (20)                                        750,000 (21)                    6.8%

(iii) All directors and executive officers as a group     118,514,442(17)(19)(21)          94.9%
      (three persons)

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 2000, in consideration of advances made by Technologies to the Company, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note was subsequently transferred by Technologies to Europa. Fred Knoll is the principal of Knoll Capital Management, L.P., which
(i) is the general partner of Technologies, and (ii) is the investment manager for Europa. The principal and interest outstanding under the Note was originally convertible into shares of Common Stock at a price of $.375 per share, and in February 2001, the Note was amended to change the conversion price to $.12 per share. On January 4, 2002, in consideration of Technologies' agreement not to demand payment on the Note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the Note, so that upon conversion, the Note will convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis. At December 31, 2002, the principal amount outstanding under the Note was approximately $1,215,000 consisting of principal of $1,000,000 and interest of $215,000. In connection with the loans evidenced by the Note, Technologies was issued five-year warrants to purchase 425,066 shares of Common Stock at a price of $.375 per share. In February 2001, the warrant was amended to change the exercise price to $.12 per share. In addition to the loans evidenced by the Note, during the year ended December 31, 2002, Europa advanced an additional $75,000 to the Company. Such advances bear interest at the rate of the 10% per annum, and at December 31, 2002, the interest that had accrued on such advances was approximately $6,000.

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

31       Certification pursuant to Rule 13a-14(a) of the Exchange Act
32       Certification pursuant to Rule 13a-14(b) of the Exchange Act

--------------------
(1) Incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the Securities and Exchange Commission (the "Commission") on September 3, 1996 (the "Registration Statement").

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

(b)  Reports on Form 8-K

         None.

Item 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         The Company's chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls
----------------------------

         There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


MERCADIEN, P.C., CPAs


Hamilton, New Jersey

February 4, 2004

                              THINKING TOOLS, INC.

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                                                                           Page
                                                                          Number
                                                                          ------
INDEPENDENT AUDITORS' REPORT.................................................F-1

FINANCIAL STATEMENTS

         Balance Sheets......................................................F-2

         Statements of Operations............................................F-3

         Statements of Shareholders' Deficiency............................F-4-5

         Statements of Cash Flows............................................F-6

         Notes to Financial Statements....................................F-7-19

                              THINKING TOOLS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001

(In thousands, except share amounts)

                                                   2002                  2001
                                             -----------------     -----------------
ASSETS

CURRENT ASSET:
  Cash                                      $              1      $              1

                                             ----------------      ----------------
TOTAL ASSETS                                $              1      $              1
                                            =================     =================


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable - related party               $          1,000      $            967
  Loan payable - related party                             75                    --
  Accounts payable                                        244                 1,158
  Accrued expenses                                        360                   323
                                             ----------------      ----------------
       Total current liabilities                        1,679                 2,448
                                             ----------------      ----------------

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value;
   3,000,000 shares authorized; 1,148,799
   shares issued and outstanding at 2002
   and 2001                                                  1                     1
  Preferred stock, Series B $.001 par value;
   200 shares authorized; 200 shares issued
   and outstanding at 2002 and 2001                          -                     -
  Preferred stock, Series C $.001 par value;
   400,000 shares authorized; none issued or
   outstanding                                               -                     -
  Common stock, $.001 par value: 20,000,000
   shares authorized; shares issued and
   outstanding: 10,204,637 at 2002 and 2001                 10                    10
  Additional paid-in capital                            20,778                20,778
  Accumulated deficit                                  (22,467)              (23,236)
                                               -----------------     -----------------
       Total shareholders' deficiency                   (1,678)               (2,447)
                                               -----------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY $             1       $             1
                                               =================     =================







See notes to financial statements.                                          F-2

                              THINKING TOOLS, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002 and 2001

(In thousands, except per share amounts)

                                                        2002                   2001
                                                 ------------------     -----------------
REVENUES                                           $            --       $            --
                                                 ------------------     -----------------
OPERATING EXPENSES
 Selling, general and administrative                            41                   182
                                                 ------------------     -----------------
  Total operating expenses                                      41                   182
                                                 ------------------     -----------------
LOSS FROM OPERATIONS                                           (41)                 (182)

OTHER EXPENSE

 Interest                                                     (106)                 (218)
                                                 ------------------     -----------------
LOSS FROM CONTINUING OPERATIONS                               (147)                 (400)
                                                 ------------------     -----------------
DISCONTINUED OPERATIONS
 Gain from abandonment of liabilities of
     subsidiary (net of income tax effect of $0)               916                    --
                                                 ------------------     -----------------
NET INCOME (LOSS)                                  $           769      $           (400)
                                                  =================     =================
INCOME (LOSS) PER SHARE:
 Basic and diluted:

 Loss from continuing operations                   $         (0.01)      $         (0.04)
 Gain from discontinued operations                            0.09                     -
                                                 ------------------     -----------------
0.08                   (0.04)
                                                 ==================     =================

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:

   Basic and diluted                                        10,205                10,205
                                                 ==================     =================


See notes to financial statements.                                           F-3

                              THINKING TOOLS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     Years Ended December 31, 2002 and 2001


(In thousands, except share amounts)

                                                                   Preferred Stock
                                               -----------------------------------------------------------------
                          Common Stock                Series A                Series B            Series C
                      ------------------------ ------------------------- ------------------- -------------------
                         Shares      Amount      Shares        Amount    Shares    Amount    Shares    Amount
                      ------------ ---------- -------------  ---------- --------- --------- --------- ----------
BALANCES,
 January 1, 2001       10,204,637         10     1,148,799           1       200         -         -         -
Net Loss                        -          -             -           -         -         -         -         -
                      ------------ ---------- -------------  ---------- ------------------- --------- ---------
BALANCES,

December 31,2001       10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -

Net Loss                        -          -             -           -         -         -         -         -
                      ------------ ---------- -------------  ---------- ------------------- --------- ---------
BALANCES,
December 31,2002       10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -
                      ============ ========== =============  ========== ========= ========= ========= =========





See notes to financial statements.                                          F-4

                              THINKING TOOLS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     Years Ended December 31, 2002 and 2001

                                                                  Total
                                  Additional                   Shareholders'
                                   Paid-in      Accumulated       Equity
                                   Capital        Deficit      (Deficiency)
                                -------------  -------------- --------------
 BALANCES,
 January 1, 2001                      20,778      (22,836)        (2,047)
Net Loss                                             (400)          (400)
                                -------------  -------------- --------------
BALANCES,
 December 31, 2001               $    20,778    $ (23,236)   $    (2,447)
Net Income                                            769            769
                                -------------  -------------- --------------
BALANCES,
 December 31, 2002               $    20,778    $ (22,467)   $    (1,678)
                                =============  =============  ==============



See notes to financial statements.                                          F-5

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001


(In thousands, except share amounts)

                                                                    2002          2001
                                                                 ----------    ----------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

 Net Income (Loss)                                               $   769        $  (400)
 Adjustments to reconcile net loss to net cash used in
  operating activities
  Gain from abandonment of liabilities of subsidiary                (916)            --
  Interest expense and accretion of the discount
   attributable to note payable beneficial conversion
   features and to warrants issued and related party loan            106            218
 Changes in assets and liabilities:
  Accounts payable                                                     2             78
  Accrued expenses                                                   (69)            (5)
                                                                  -------         -------
 Net cash used by operating activities                              (108)          (109)
                                                                  -------         -------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from note payable                                          33            107
  Proceeds from related party loan                                    75             --
                                                                  -------         -------
  Net cash provided by financing activities                          108            107
                                                                  -------         -------
  Net (decrease) increase in cash                                     --             (2)

CASH, beginning of year                                                1              3
                                                                  -------         -------
CASH, end of year                                                 $    1          $   1
                                                                  =======         =======


See notes to financial statements.                                          F-6

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001


1.  NATURE OF BUSINESS

    Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation was merged with and into the Company. References herein to the "Company" include the Predecessor Corporation and its former subsidiary, StartFree.com, Inc. ("StartFree") (see Note 12.).

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

    The Company through its subsidiary, StartFree, acquired substantially all of the assets and assumed certain liabilities of Tritium Network, Inc. ("Tritium") on March 7, 2000, through the issuance of preferred stock. Concurrently, financing was provided from proceeds of the sales of the Company's common stock to investors. In December 2000, the Company discontinued the operations of StartFree, and, in March 2002, the Company abandoned StartFree (see Note 12).

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

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001


3.  ACCRUED EXPENSES

    Accrued expenses at December 31, 2002 and 2001 are as follows (in thousands):

                                                      2002                   2001
                                               ------------------     -----------------
    Shutdown costs                              $              --      $             63
    Legal and professional fees                               139                   139
    Interest                                                  221                   115
    Payroll and related benefits                               --                     5
    Other                                                      --                     1
                                               ------------------     -----------------
                                                $             360      $            323
                                               ==================     =================

4.  LEASES

    The Company leased office space in San Jose, California under a non-cancelable operating lease, which expired in March 2001. The Company sub-leased the San Jose office in March 1998, prior to expiration of the lease. The sub-lease expired in June 2001, therefore there are neither future minimum rental commitments nor sublease rentals to be received in the future for the San Jose facility at December 31, 2002.

    There was no rent expense for the years ended December 31, 2002 and 2001.

5.  INCOME TAXES

    Due to the Company's history of net losses, the Company has fully reserved its net deferred tax assets and, consequently, its tax provision (benefit) is nil. Calculations for deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows (in thousands):

                                                         2002                  2001
                                                  -----------------     -----------------
Deferred tax assets

    Net operating loss carry forwards              $         4,920       $         5,268
    Tax credits                                                261                   261
    Accruals and reserves not currently deductible              32                    32
    Stock compensation                                       1,926                 1,886
                                                  -----------------     -----------------
Total deferred tax assets                                    7,139                 7,447
Less valuation allowance                                    (7,139)               (7,447)
                                                  -----------------     -----------------
Net deferred tax assets                            $             -       $             -
                                                  =================     =================

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001


5.  INCOME TAXES (continued)

    As of December 31, 2002, the Company has net operating loss carryforwards of $12,299,000 and $12,366,000 for federal and state purposes, respectively. As of December 31, 2002, the Company also has tax credit carryforwards of $261,000 and $133,000 for federal and state purposes, respectively. The losses expire beginning in 2009 and 2003, respectively. Federal and State of California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Service Code
    Section 382. In addition, in order to realize the benefits of the state net operating carryforwards, the Company will have to re-establish its business presence in the State of California.

6.  NOTES PAYABLE

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

    On January 4, 2002, by instrument of transfer, Technologies transferred the Note to Europa International Inc. ("Europa"), also a related party. As of the date of transfer, Technologies had advanced approximately $967,000 in principal under the terms of the note. On January 4, 2002, in consideration of Europa's agreement not to demand payment on the note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the note, so that upon conversion, the note will convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis. Both the note upon conversion and the warrants are subject to certain anti-dilution adjustments. The note is collateralized by all of the Company's property. Interest accumulates at 10% per annum. Through December 31, 2002, the Company had received
    $1,000,000 in principal  (including  approximately  $33,000 from Europa in
    2002). Through December 31, 2002, a liability of approximately $215,000 for interest has accrued on the note and is included in accrued expenses.

    During the year ended December 31, 2002, the Company received advances approximating $75,000 from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. Through December 31, 2002, a liability of approximately $6,000 for interest has accrued on the loan and is included in accrued expenses.

    For the year ended December 31, 2002, the Company recorded non-cash interest expense approximating $100,000 for accrued interest on the note and related party loan.

    For the year ended December 31, 2001, the Company recorded non-cash interest expense of approximately $127,000 in connection with the amortization of the discount on the beneficial conversion feature of the convertible note (the earliest conversion date was February 12, 2001) and approximately $91,000 for accrued interest on the note.

THINKING TOOLS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

7.  SHAREHOLDERS' DEFICIENCY

    Stock

      On March 7, 2000, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, were issued to the Company's Chairman. The Series B Preferred Stock has certain voting control rights until March 7, 2005 (see Note 12.).

      In August 2000, the Company authorized 400,000 shares of new Series C preferred stock. At December 31, 2002, no Series C preferred stock has either been sold or distributed.

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

      On December 10, 1999, in connection with the acquisition of Tritium, the Company issued 2,450,000 stock warrants at an exercise price of $.50 per share to an acquisition consultant as compensation for services provided. These warrants vested on March 7, 2000, and expire in December 2004. At December 31, 2002 and 2001, these warrants had no value. The warrants are subject to certain anti-dilution adjustments (See Note 12.).

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

      As discussed in Note 6., pursuant to the 2000 bridge financing from Technologies, the Company granted a warrant to purchase 425,066 shares of common stock at $.375 per share, expiring February 2006. In February 2001, the conversion price was modified to $.12 per share. The warrant is subject to certain anti-dilution adjustments (see Note 6.).

      The compensation and similar expenses resulting from issuance of the warrants were recognized in periods prior to 2001.

THINKING TOOLS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

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

      Outstanding stock options of 35,518 and 45,777 at December 31, 2002 and 2001, respectively, were previously granted under the Plans to four Board members at an exercise price of $1.00 per share. During 2002 and 2001, 10,259 options were forfeited each year due to the resignations of Board members.

      In 1995, options were issued outside of the Plans to directors and an unaffiliated person to purchase 58,964 shares and 15,000 shares at an exercise price of $.79 and $1.00 per share, respectively. During 2002 and 2001, three of the directors resigned, forfeiting their respective options. Options outstanding for the above were 29,741 at December 31, 2002 and 2001.

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

      The compensation and similar expenses resulting from issuance of the options were recognized in periods prior to 2001.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

7.  SHAREHOLDERS' DEFICIENCY (CONTINUED)

      A summary of the status of the Company's stock options as of December 31, 2002 and 2001, and the changes during the years ended December 31, 2002 and 2001, is presented below:

                                                      Number of         Range of
                                                      Shares            Exercise Prices
                                                  -----------------    -----------------
Outstanding at January 1, 2001                            2,157,900      $   .50 - 1.000
Granted                                                          -       $            -
Exercised                                                        -       $            -
Forfeited                                                  (295,000)     $   .50 - 1.000
                                                  -----------------
Outstanding at December 31, 2001                          1,862,900      $   .50 - 1.000
Granted                                                          -       $            -
Exercised                                                        -       $            -
Forfeited                                                  (295,000)     $   .50 - 1.000
                                                  -----------------
Outstanding at December 31, 2002                          1,567,900      $   .50 - 1.000
                                                  =================

Weighted-average fair value of options remaining exercisable
At December 31, 2002                                               $          1.48
                                                                  =================

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001


7. SHAREHOLDERS' DEFICIENCY (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2002:

                                 Outstanding Options                             Exercisable Options
                    --------------------------------------------------    --------------------------------
                       Number           Weighted-
                     Outstanding         average          Weighted-          Number           Weighted-
                         at             Remaining          average        Outstanding at       average
   Exercise         December 31,       Contractual        Exercise         December 31,        Exercise
    Prices              2002              Life              Price             2002              Price
----------------    --------------    --------------    --------------    --------------    --------------
         $ 1.00            35,518       3.6 years              $ 1.00            35,518            $ 1.00
           0.79            29,482       2.6 years                0.79            29,482              0.79
           0.50         1,502,900       6.9 years                0.50         1,502,900              0.50
                    --------------                                        --------------
                        1,567,900                                             1,567,900
                    ==============                                        ==============

As discussed in Note 2, the Company accounts for its stock-based awards to directors and employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of fiscal 1995. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; 61% stock volatility subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income(loss) would have been $769,000 ($.08 per share) in 2002 and $(400,000) ($(.04) per share) in 2001.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001


8.  PREFERRED STOCK

    In  January  2002,  Technologies  entered  into an  amendment  to a voting agreement with a shareholder of the Company's Series A Convertible Preferred Stock, whereby Technologies agreed to convert its note (see Note
    6), and, upon conversion of the note, cancel any and all pledges by the shareholder to secure the note. The shareholder agreed to vote for the following amendments to the Company's Certificate of Incorporation: (i) to eliminate the right of the holders of Preferred stock to receive dividend payments and/or (ii) to reduce the number of shares of common stock into which each share of Preferred Stock is convertible from 10 (ten) to 2.5 (two-and-one-half) or a number greater than 2.5. Pursuant to the agreement, Technologies also agreed to vote in favor of increasing the authorized shares of common stock of the Company to a level that would be sufficient to permit exercise of outstanding stock options, conversion of debt into common shares and the conversion of outstanding shares of Preferred Stock.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reflected in the financial statements at December 31, 2002 and 2001 for cash approximates its respective fair value due to the short maturity of the instrument. The fair value of the note payable at December 31, 2002 is based on the current rates and terms at which the Company could borrow funds.

10. ADVERTISING COSTS

    Advertising costs are charged to operations when incurred. There was no advertising expense for the years ended December 31, 2002 and 2001.

11. RELATED PARTY TRANSACTIONS

    The Company's Chairman is the principal of Knoll Capital Management, L.P., which is the general partner of Technologies and manages the investments of Europa. Technologies owned approximately 38% of the Company's outstanding common stock as of December 31, 2002 and 2001, and owns warrants to purchase 893,308 additional shares of common stock. As of December 31, 2002, Europa has a right to convert the note payable and accrued interest thereon to 113,862,820 shares of the common stock. As of December 31, 2002, Mr. Knoll, as an individual, owns options for 552,900 shares and warrants for 549,800 shares of common stock as compensation for his services (see Note 7.) and 200 shares of Series B Convertible Preferred Stock, $.001 par value per share. The Series B Preferred Stock has voting control rights until March 7, 2005, and is convertible into 200 shares of the Company's common stock. During 2002, Knoll Capital Management, L.P. advanced an approximately $75,000 demand loan to the Company, bearing interest at 10% per year.

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

THINKING TOOLS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

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

    In addition, in connection with the Tritium acquisition, the Company contributed a warrant to purchase 1,262,275 shares of its common stock to the capital of StartFree in order for StartFree to deliver the warrant to AdSmart Corporation to obtain the right to Tritium's advertising agreement with AdSmart. Beginning March 7, 2000, AdSmart was entitled to exercise warrants for 500,400 shares of common stock. The remainder will vest upon the occurrence of certain events. The warrants are exercisable at $.01 per share. In October 2000, Engage, Inc., a successor via a merger to AdSmart Corp., exercised a warrant in part to purchase 500,400 shares of the Company's common stock, which left a warrant for the remaining 761,875 shares. The warrants are subject to certain anti-dilution adjustments.

    As part of the Tritium acquisition, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share were issued to the Company's Chairman. The Series B Preferred Stock has voting control rights until March 7, 2005. The value of the Series B Preferred stock of $22 was determined by independent appraisal.

    In December 2000, the Company discontinued the operations of StartFree. In 2000, StartFree earned revenues approximating $46,000 and incurred operating expenses approximating $2,306,000. Assets that were abandoned were property and equipment approximating $39,000, prepaid advertising approximating $274,000 and goodwill approximating $2,664,000. The Company recorded shutdown costs approximating $63,000, which were included in loss on disposal of subsidiary. Included in accounts payable and accrued expenses at December 31, 2001, is $916,000 related to the remaining obligations and the shutdown costs of StartFree.

    Creditors were notified in February 2001 that StartFree had no available assets with which to settle its obligations. Effective March 1, 2002, StartFree was dissolved due to the revocation of its charter by the State of Delaware, at which time it was abandoned by the Company. The Company is not liable for StartFree's obligations. The financial statements since December 2000 include no activity of StartFree until the abandonment on March 1, 2002. On this date, a gain on abandonment of StartFree of $916,000 was recognized upon the removal of the remaining liabilities of StartFree, consisting of accounts payable of $853,000 and accrued expenses of $63,000.

THINKING TOOLS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

13. NEW ACCOUNTING PRONOUNCEMENTS

    Standards Implemented

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the Company's Financial Statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. However, under this standard, long-lived assets (disposal groups) classified as held for disposal as a result of disposal activities that were initiated prior to this Statement's initial application shall continue to be accounted for in accordance with the prior pronouncement applicable for that disposal (for the Company, it is APB Opinion 30 - for Discontinued Operations). Therefore, the standard, as adopted on January 1, 2002, did not have a material impact on the Company's Financial Statements.

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

THINKING TOOLS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

13. NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

    New Standards to be Implemented

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the company on January 1, 2003. The company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's Financial Statements.

14. SUBSEQUENT EVENT

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

                                   THINKING TOOLS, INC.
Dated:  February 12, 2004

                                   By:   Moshe Zarmi
                                         ---------------------
                                   Name: Moshe Zarmi
                                   Title: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company in the capacities and on the dates indicated.

                                   /s/ Fred Knoll
                                   ---------------------------
                                   Fred Knoll, Director

                                   Dated:  February 12, 2004

                                   /s/ Moshe Zarmi
                                   ---------------------------
                                   Moshe Zarmi, Director

                                   Dated:  February 12, 2004

                                   ----------------------------
                                   Frederick Gluck, Director

                                   Dated:  February 12, 2004