Form 10QSB
period 2003-03-31
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the transition period from _______ to _______

                        Commission file number 000-21295

                              THINKING TOOLS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                           77-0436410
-------------------------------                  ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Identification No.)                              incorporation or organization)

             200 Park Avenue, Suite 3900, New York, New York, 10166
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 808-7474
             ------------------------------------------------------
               (Issuer's telephone number, including area code)

As of January __, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                 -----     ----

                              THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2003
                                     INDEX




Part I -   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

            Balance Sheet as of March 31, 2003

           Statements of Operations for the three month

           periods ended March 31, 2003 and 2002...............................

           Statements of Cash Flows for the three month

           periods ended March 31, 2003 and 2002...............................

           Notes to Financial Statements.......................................

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION...................................................

Item 3.    CONTROLS AND PROCEDURES

Part II -  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8 K....................................

           Signatures..........................................................

                              THINKING TOOLS, INC.
                      10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2003
                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2003 ............................... 1

         Statements of Operations for the three month
         periods ended March 31, 2003 and 2002............................. 2

         Statements of Cash Flows for the three month
         periods ended March 31, 2003 and 2002............................. 3

         Notes to Financial Statements................................... 4-5

                              THINKING TOOLS, INC.
                                 BALANCE SHEET
                                 March 31, 2003
                                  (Unaudited)

(IN THOUSANDS, except per share amounts)


CURRENT ASSETS                                                              $          -

                                                                            ------------

TOTAL ASSETS                                                                $          -
                                                                            ============

CURRENT LIABILITIES:
  Note payable - related party                                              $      1,000
  Loan payable - related party                                                        81
  Accounts payable                                                                   245
  Accrued expenses                                                                   388
                                                                            ------------

    Total current liabilities                                                      1,714
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (22,503)
                                                                            ------------

    Total shareholders' deficiency                                                 1,714)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $          -
                                                                            ============



See Notes to Financial Statements                                             1

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2003            2002
                                                            ------------    ------------
REVENUES                                                    $         --    $         --
                                                            ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative                                  8              7
                                                            ------------    ------------


LOSS FROM OPERATIONS                                                   8              7
                                                            ------------    ------------

OTHER EXPENSE
  Interest                                                            27             24
                                                            ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                      (35)           (31)
                                                            ------------    ------------

DISCONTINUED OPERATIONS
  Gain from abandonment of subsidiary
    (net of income tax effect of $0)                                  --             916
                                                            ------------    ------------

NET INCOME (LOSS)                                           $        (35)   $        885
                                                            ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
  Loss from continuing operations                           $         --    $        --
  Gain from discontinued operations                                   --           0.09
                                                            ------------    ------------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE               $         --   $       0.09
                                                            ============    ============

SHARES USED IN CALCULATION OF NET INCOME (LOSS)
  PER SHARE                                                       10,205         10,205
                                                            ============    ============


See Notes to Financial Statements                                             2

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS

(IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                           March 31,
                                                                       2003       2002
                                                                      -------    -------

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Income (Loss)                                                   $  (35)   $   885
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Gain from abandonment of subsidiary                                    7       (916)
    Interest expense attributable to note and related
      party loan payable                                                  20         24
  Changes in current assets and liabilities:
    Accounts payable                                                      --          6
                                                                      -------    -------

  Net cash used by operating activities                                   (8)        (1)

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES

  Proceeds from related party loan payable                                 7          1
                                                                      -------    -------
  Net cash provided by financing activities                                7          1
                                                                      -------    -------

  Net Increase (Decrease) in cash                                         (1)        --

CASH AND EQUIVALENTS, beginning of year                                    1          1
                                                                      -------    -------

CASH AND EQUIVALENTS, end of year                                     $   --     $   --
                                                                      =======    =======












See Notes to Financial Statements                                             3

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

         These Financial Statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

         The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $22,503,000 through March 31, 2003, and has no assets.

         The Company's continued existence is dependent on its ability to negotiate an acquisition, to raise additional financing and to develop successful future operations. The Company intends to continue to locate and enter into transactions with existing, public or privately held companies, which, in Management's view, have growth potential (a "Target Business"). To that end, the Company is currently engaged in negotiations with a few candidates. In connection with any such potential transaction, it is expected that the Company would obtain financing, although there can be no assurance in this regard.

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

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS



3.       Note Payable

         At March 31, 2003, Europa International Inc., a related party, held a convertible note payable of $1,000,000. Through March 31, 2003, a liability for interest of approximately $241,000 has accrued on the note.

         For the three months ended March 31, 2003 and 2002, the Company recorded non cash interest expense approximating $25,000 and $24,000, respectively, in connection with accrued interest on the note and related party loans (see Note 4).

4.       Loans payable - related party

         During the three months ended March 31, 2003, the Company received advances of approximately $7,000 from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. Loans payable-related party at March 31, 2003 was approximately $81,000 with accrued interest thereon of approximately $7,000.

5.       Subsequent event

         Pursuant to a letter of intent dated November 12, 2003, the Company has agreed with GVI Security, Inc. ("GVI") to enter into definitive agreements providing for the merger of GVI with and into a newly formed wholly owned subsidiary of the Company. A limited liability company of which Europa is a 50% member holds approximately 38% of the outstanding common stock of GVI. Fred Knoll, our Chairman, is the principal of Knoll Capital Management, L.P., is the investment manager for Europa. GVI is the exclusive distributor of Samsung Electronics security products in North America, and distributes video surveillance and other security products to wholesale distributors and consumers. The letter of intent provides that in such merger, the stockholders of GVI would be issued shares of a new class of our preferred stock that upon conversion would constitute 95% of our outstanding shares of Common Stock on a fully-diluted basis, resulting in substantial dilution to our current stockholders. The definitive agreements would contain customary representations, warranties and closing conditions. There can be no assurance that the merger with GVI will be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's 2002 Annual Report on Form 10-KSB.

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