Form 10QSB
period 2003-06-30
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[  ]   Transition report under Section 13 or 15(d) of The Securities Exchange
Act of 1934

                  For the transition period from _______ to _______

                  Commission file number 000-21295

                              THINKING TOOLS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                                77-0436410
-------------------                                     -----------------------
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
               (Issuer's telephone number, including area code)

As of January 31, 2004, 10,204,637 shares of Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes    No X
                                                                ----   -

                              THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 2003
                                     INDEX




Part I -   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Balance Sheet as of June 30, 2003

           Statements of Operations for the six month

           periods ended June 30, 2003 and 2002................................

           Statements of Cash Flows for the six month

           periods ended June 30, 2003 and 2002................................

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

Item 3.    CONTROLS AND PROCEDURES

Part II -  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8 K....................................

           Signatures..........................................................

                              THINKING TOOLS, INC.
                       INDEX TO THE FINANCIAL STATEMENTS
                                 June 30, 2003




         FINANCIAL STATEMENTS

         Balance Sheet as of June 30, 2003.................................. 1

         Statements of Operations for the three and six-month
         periods ended June 30, 2003 and 2002............................... 2

         Statements of Cash Flows for the six-month
         periods ended June 30, 2003 and 2002............................... 3

         Notes to Financial Statements.................................... 4-5

                              THINKING TOOLS, INC.
                                 BALANCE SHEET
                                 June 30, 2003
                                  (Unaudited)


(IN THOUSANDS, except per share amounts)


ASSETS
CURRENT ASSETS
  Cash
                                                                   $         --


                                                                   ------------
TOTAL ASSETS
                                                                   $         --

                                                                   ============
CURRENT LIABILITIES:
  Note payable - related party                                     $      1,000
  Loan payable - related party                                               81
  Accounts payable                                                          267
  Accrued expenses                                                          415

                                                                   ------------
    Total current liabilities                                             1,763

                                                                   ============
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                   1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                        --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                               --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                            10
  Additional paid-in capital                                             20,778
  Accumulated deficit                                                  (22,552)
                                                                   ------------

    Total shareholders' deficiency                                      (1,763)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                                                   $         --
                                                                   ============













See Notes to Financial Statements

                              THINKING TOOLS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    ------------------      ------------------
                                        2003      2002          2003      2002
                                    --------  --------      --------  --------
REVENUES                              $   --    $   --        $   --    $   --
                                      ------    ------        ------    ------
OPERATING EXPENSES
  Selling, general and administrative     23        15            31        22
                                      ------    ------        ------    ------
LOSS FROM OPERATIONS                     (23)      (15)          (31)      (22)
                                      ------    ------        ------    ------
OTHER EXPENSE
  Interest                                27        27            54        51
                                      ------    ------        ------    ------
LOSS FROM CONTINUING OPERATIONS          (50)      (42)          (85)      (73)

DISCONTINUED OPERATIONS
  Gain from abandonment of subsidiary
    (net of income tax effect of $0)      --        --            --       916
                                      ------    ------        ------    ------
    Total discontinued operations         --        --            --        --
                                      ------    ------        ------    ------
NET INCOME (LOSS)                     $  (50)    $ (42)       $  (85)   $  843
                                      ======    ======        ======    ======


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
  Loss from continuing operations     $   --    $   --        $(0.01)   $(0.01)
  Gain from abandonment of subsidiary     --        --            --      0.09
                                      ------    ------        ------    ------
BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE                           $   --    $   --        $(0.01)   $ 0.08
                                      ======    ======        ======    ======
SHARES USED IN CALCULATION OF
  NET INCOME (LOSS) PER SHARE         10,205    10,205        10,205    10,205
                                      ======    ======        ======    ======


















See Notes to Financial Statements

                              THINKING TOOLS, INC.
                            STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS EXCEPT PER SHARE
                               DATA) (Unaudited)
                                                     Six  Months Ended June 30,
                                                          2003          2002
                                                         -------       -------

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Income (Loss)                                      $  (85)      $  843
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Gain from loss on abandonment of subsidiary              --         (916)
    Interest expense attributable to note and related
       party loan payable                                    54           51
  Changes in current assets and liabilities:
    Accounts payable                                         23          (84)
                                                          -------      -------
Net cash used by operating activities                        (8)        (106)
                                                          -------      -------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from note payable                                  7           33
  Proceeds from related party loan                           --           74
                                                          -------      -------
Net cash provided by financing activities                     7          107
                                                          -------      -------
Net Increase (Decrease) in cash                              (1)           1

CASH AND EQUIVALENTS, beginning of year                       1            1
                                                          -------      -------
CASH AND EQUIVALENTS, end of period                       $   --        $   2
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

      The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $22,552,000 through June 30, 2003, and has no assets.

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

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS


3.    Note Payable

      At June 30, 2003, Europa International Inc., a related party, held a convertible note payable of $1,000,000. Through June 30, 2003, a liability for interest of approximately $266,000 has accrued on the note.

      For the three and six months ended June 30, 2003 and 2002, the Company recorded non cash interest expense approximating $27,000, $54,000, $27,000 and $51,000, respectively, in connection with accrued interest on the note and related party loans (see Note 4).

4.    Loans payable - related party

      During the six months ended June 30, 2003, the Company received advances of approximately $7,000 from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. The balance of loans payable at June 30, 2003 was approximately $81,000 with accrued interest thereon of approximately $9,000.

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

                                          THINKING TOOLS, INC.
Dated:  February 12, 2004
                                          By: Moshe Zarmi
                                              -----------------------
                                          Name:  Moshe Zarmi
                                          Title: President and Chief
                                                 Executive Officer