Form 10QSB
period 2003-09-30
THINKING TOOLS INC
filed 2004-02-17
CIK 1021444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                           For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                           For the transition period from _______ to _______

                           Commission file number 000-21295

                             THINKING TOOLS, INC.
                             --------------------

       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                                        77-0436410
-------------------------------                                ---------------------------------
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

                             THINKING TOOLS, INC.
                     10-QSB FOR THE QUARTERLY PERIOD ENDED
                              September 30, 2003
                                     INDEX

Part I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Balance Sheet as of September 30, 2003

        Statements of Operations for the nine month

        periods ended September 30, 2003 and 2002..............................

        Statements of Cash Flows for the nine month

        periods ended September 30, 2003 and 2002..............................

        Notes to Financial Statements..........................................

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION......................................................

Item 3. CONTROLS AND PROCEDURES

Part II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8 K.......................................

        Signatures.............................................................

                              THINKING TOOLS, INC.
                       INDEX TO THE FINANCIAL STATEMENTS
                                 September 30, 2003

Item 1.  FINANCIAL STATEMENTS

         Balance Sheet as of September 30, 2003  ........................... 1

         Statements of Operations for the three and nine-month
         periods ended September 30, 2003 and 2002.......................... 2

         Statements of Cash Flows for the nine-month
         periods ended September 30, 2003 and 2002.......................... 3

         Notes to Financial Statements...................................... 4

                             THINKING TOOLS, INC.
                                 BALANCE SHEET
                              September 30, 2003
                                  (Unaudited)

(IN THOUSANDS, except per share amounts)

ASSETS
CURRENT ASSETS
  Cash                                                                      $         --
                                                                            ------------
TOTAL ASSETS                                                                $         --
                                                                            ============
CURRENT LIABILITIES:
  Note payable - related party                                              $      1,000
  Loan payable - related party                                                       104
  Accounts payable                                                                   245
  Accrued expenses                                                                   443
                                                                            ------------
    Total current liabilities                                                      1,792
                                                                            ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
  Preferred stock, Series A $.001 par value; 3,000,000 shares authorized;
    1,148,799 shares issued and outstanding                                            1
  Preferred stock, Series B $.001 par value, 200 shares authorized,
    200 shares issued and outstanding                                                 --
  Preferred stock, Series C $.001 par value, 400,000 shares authorized,
    none issued or outstanding                                                        --
  Common stock, $.001 par value: 20,000,000 shares authorized; 10,204,637
    shares issued and outstanding                                                     10
  Additional paid-in capital                                                      20,778
  Accumulated deficit                                                            (22,581)
                                                                            ------------
    Total shareholders' deficit                                                   (1,792)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $         --
                                                                            ============















See Notes to Financial Statements                                             1

                             THINKING TOOLS, INC.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (Unaudited)

                            Three Months Ended                   Nine Months Ended
                                September 30,                       September 30,
                        ----------------------------      -------------------------------
                               2003            2002             2003               2002
                           ----------    ------------        ------------     ----------
REVENUES                      $   --          $   --          $   --                --
                             --------        --------       --------          --------
OPERATING EXPENSES
  Selling, general and

   administrative                 --              19              31                41
                             --------        --------        --------          --------
LOSS FROM OPERATIONS              --             (19)            (31)              (41)
                             --------        --------        --------          --------
OTHER EXPENSE

  Interest                        28              28              82                79
                             --------        --------        --------          --------

LOSS FROM CONTINUING OPERATIONS  (28)            (47)           (113)             (120)
                             --------        --------        --------          --------
DISCONTINUED OPERATIONS
  Gain from abandonment of
    subsidiary (net of
    income tax effect of $0)      --              --              --                916
                             --------        --------        --------           --------

NET INCOME (LOSS)            $   (28)         $  (47)         $ (113)           $   796
                             ========         ========        ========          ========
BASIC AND DILUTED NET INCOME (LOSS)PER SHARE
  Loss from continuing

   operations               $     --         $    --        $   (0.01)          $  (0.01)
  Gain from discontinued
   operations                     --              --               --               0.09
                             --------        --------        --------            --------

BASIC AND DILUTED NET INCOME
(LOSS)PER SHARE                $ --         $  --           $   (0.01)          $   0.08
                             ========        ========        ========            ========

SHARES USED IN CALCULATION OF NET INCOME (LOSS)
  PER SHARE                    10,205          10,205          10,205              10,205
                             ========        ========        ========            ========


See Notes to Financial Statements                                             2

                             THINKING TOOLS, INC.
                           STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                          Nine Months Ended September 30,
                                                                  2003              2002
                                                           ------------      ------------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES

  Net Income (Loss)                                          $   (113)           $  796
   Adjustments to reconcile net loss to net
    cash used in operating activities
     Gain from abandonment of subsidiary                           --              (916)
     Interest expense attributable to note and
      related party loan payable                                   82                79
     Changes in current assets and liabilities:
    Accounts payable                                               --               (63)
                                                             ---------          --------
Net cash used by operating activities                             (31)             (104)
                                                             ---------          --------
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
  Proceeds from note payable                                       --                29
  Proceeds from related party loan                                 30                75
                                                             ---------          --------
Net cash provided by financing activities                          30               104
                                                             ---------          --------
Net Increase (Decrease) in cash                                    (1)               --

CASH AND EQUIVALENTS, beginning of year                             1                 1
                                                             ---------          --------
CASH AND EQUIVALENTS, end of period                           $    --            $    1
                                                             =========          ========




See Notes to Financial Statements                                             3

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

         The financial statements have been prepared under the assumption that the Company will continue as a going concern. However, from inception, the Company has experienced continuing losses, which total approximately $22,581,000 through September 30, 2003, and has no assets.

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

                             THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

3.       Note Payable

         At September 30, 2003, Europa International Inc., a related party, held a convertible note payable of $1,000,000. Through September 30, 2003, a liability for interest of approximately $292,000 has accrued on the note.

         For the three and nine months ended September 30, 2003 and 2002, the Company recorded non cash interest expense approximating $28,000, $82,000, $28,000 and $79,000, respectively, in connection with accumulated interest on the note and related party loans (see Note
         4).

4.       Loans payable - related party

         During the nine months ended September 30, 2003, the Company received advances of approximately $30,000 from Europa International, Inc., a related party. These loans bear interest at 10% per annum and are due upon demand. The balance of related party loan payable at September 30, 2003 was approximately $104,000 with accrued interest thereon of approximately $12,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

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