Form 10KSB
period 2003-12-31
THINKING TOOLS INC
filed 2004-04-14
CIK 1021444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-21295

                               -----------------

                              THINKING TOOLS, INC.
                 (Name of Small Business Issuer in Its Charter)


                    DELAWARE                               77-0436410
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer identification
                or Organization)                            number)


                          1621 WEST CROSBY - SUITE 104
                             CARROLLTON, TEXAS 75006
                                 (972) 245-7353
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

                               -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                               -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE

                               -----------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 |X| Yes |_| No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_|

         The issuer had no revenues in its most recent fiscal year.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 8, 2004 was approximately $698,965. The number of shares outstanding of the registrant's common stock as of April 8, 2004 was 10,204,637.

                               -----------------

Transitional Small Business Disclosure Format:

                                 |_| Yes |X| No

================================================================================

                              THINKING TOOLS, INC.
                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

PART I........................................................................................3

         Item 1. Business.....................................................................3

         Item 2. Properties..................................................................17

         Item 3. Legal Proceedings...........................................................18

         Item 4. Submission of Matters to a Vote of Security Holders.........................18

PART II......................................................................................18

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.......18

         Item 6. Management's Discussion and Analysis of Plan of Operation...................19

         Item 7. Financial Statements........................................................23

         Item 8. Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure........................................................23

         Item 8A.  Controls and Procedures...................................................23

PART III.....................................................................................24

         Item 9. Directors and Executive Officers of the Registrant..........................24

         Item 10. Executive Compensation.....................................................24

         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters............................................24

         Item 12. Certain Relationships and Related Transactions.............................24

         Item 13. Exhibits and Reports on Form 8-K...........................................24

         Item 14. Principal Accountant Fees and Services.....................................27

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof.

                                     PART I

ITEM 1.           BUSINESS.

General

         Through our subsidiary, GVI Security, Inc., we provide complete video surveillance and security solutions to the professional, homeland security, retail and business to business security markets. We are the exclusive distributor of video surveillance products for Samsung Electronics in North, Central and South America. We also distribute other security products such as digital recording, software systems and networking products. We offer a range of security products to our professional and retail customers, from simple four camera observation systems that include monitors and recording devices suitable for homes and small businesses, also known as closed circuit television systems
(CCTV), to more sophisticated products such as digital video recorders that can be used on a stand-alone basis or that can be integrated into larger video surveillance and security systems.

         Our customers include retail outlets such as warehouse clubs, mass-market retailers and specialty electronics stores, distributors and system integrators that specialize in video surveillance and security products and services. Our technology is available to the United States Government through a General Services Administration GSA contract.

         We operate sales and distribution centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil and Bogota, Colombia.

Corporate History

         We are the successor by merger to Thinking Tools, Inc., a California corporation, which was incorporated on December 30, 1993 with a business strategy of developing and marketing business simulation software. In December 1993, Thinking Tools California purchased certain assets of the Business Simulation Division of Maxis, Inc., a computer game company and creator of the simulation game SimCity. The assets acquired from Maxis included equipment, staff, work-in-progress, customers, prospects, software tools, libraries and processes.

         On August 28, 1996, Thinking Tools California merged with and into the then newly formed Thinking Tools, Inc., a Delaware corporation. In September 1997, we introduced Think 2000, a Year 2000 business simulation software product. We invested significant resources and capital in the development and commercialization of Think 2000, but changes in market conditions and lack of demand for Year 2000 software products had an adverse effect on the success of Think 2000 and our business, results of operations and financial condition. On April 23, 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel with the exception of certain executive and administrative personnel.

         On March 7, 2000, through a newly-formed and wholly-owned subsidiary, StartFree.com, Inc, we acquired the business and substantially all of the assets and certain of the liabilities of Tritium Network, Inc., a Delaware corporation. On December 18, 2000, due to the adverse changes in the Internet environment and especially in the area of Internet service providers, and in light of the fact that StartFree was not able to generate sufficient revenues to support current operations, we discontinued the operations of StartFree. On March 1, 2002, StartFree was dissolved and abandoned.

         From the time we discontinued Startfree's operations until February 20, 2004, we had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, GVI Security, Inc., a Delaware corporation, merged with our newly-formed wholly-owned subsidiary, GVI Security Acquisition Corp., becoming our wholly owned subsidiary.

         Effective April 12, 2004, we changed our name to GVI Security Solutions, Inc. Commencing on or about April 14, 2004, our common stock will begin trading under the new symbol of GVIS.

         For more information regarding our acquisitions, see Note 1 to Item 7 "Financial Statements."

Electronic Security Systems Industry

         The electronic security systems industry is comprised of five major participant groups. These are: product designers/manufacturers, manufacturers' representatives, distributors, system integrators and dealers. Some manufacturers are also their own system integrators, while many other manufacturers sell exclusively through the manufacturers' representatives and system integrators. We are the exclusive distributor of video surveillance products for Samsung Electronics in North, Central and South America and a distributor of other security products manufactured by high technology manufacturers.

         Today, video surveillance is among the fastest growing segments of the electronic security systems industry. Video surveillance has undergone significant changes over the last few years, from the introduction of affordable digital cameras to the birth of digital recording. Cost effective digital video recorders (DVR) have enabled a shift from human surveillance to more sophisticated computer-driven surveillance that utilizes archiving, data mining and artificial intelligence with predictive behavior algorithms. A DVR is a computer with special interface cards that accepts camera input and converts video signals to digital data and stores this data on the hard disc drive of the computer. The benefits of the DVR are its capacity to store large volumes of data, the clarity of its pictures, the lack of distortion of images and its capability to perform rapid searches based upon certain pre-defined parameters. We believe that over the next few years we will see a full shift in the video surveillance segment of the electronic security systems industry from analog to digital equipment.

Strategies

         Our objective is to provide "total solutions" for our customers and partners by providing a range of products and engineering services designed to meet the specific needs of the end user. From our simple pre-packaged suites of easy-to-install security solutions to our range of products that can be fully integrated into a comprehensive security solution, our goal is to provide our customers with excellent service and superior technology at competitive prices.

         We believe that by delivering the highest levels of customer service, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We are trying to anticipate and meet our customers' needs by increasing the range of products and services we offer by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the digital video recording sector, access control and detection product areas. Further, we intend to grow our business by expanding and diversifying our distribution channels and capitalizing on domestic and international expansion opportunities.

Products and Services

         We are committed to setting new standards in quality, performance and value by providing "best of breed" integrated security products. We offer a range of video surveillance and security systems to our retail and professional customers, from simple four camera observation systems that include monitors and recording devices suitable for homes and small businesses to more sophisticated products that can be used on a stand-alone basis or that can be integrated into a larger more sophisticated security system. We serve the import, support, marketing, inventory, warranty and distribution needs of our customers.

Professional Products

         Our objective is to provide complete security solutions for our professional customers, by providing a suite of fully-integrated products that is complemented by the extensive knowledge and expertise of our dedicated Enterprise Solutions Group. Our Enterprise Solutions Group will work closely with our professional customers to assist them in submitting bids for projects, designing security systems and developing the specifications for a project. Our Enterprise Solutions Group also provides end-to-end project management, including installation and implementation of the security systems, and after-sale service and support.

         We sell the following products separately and as part of our fully integrated suite of video surveillance and integrated security solutions:

     o    access control

     o a full line of black and white and color cameras, which include motion detection, low light day/night and high resolution, all with systems integration capabilities

     o    a range of waterproof and weather resistant cameras

     o    high speed, remote controlled, dome and pinhole cameras and casings

     o    a complete range of lenses

     o    a range of black and white, color, plasma and flat screen monitors

     o real time and time lapse videocassette and digital recorders and hard disk recorders

     o digital watchdog ATM/point of service transaction verification software

     o    standalone digital recorders

     o    video transmission equipment

     o digital processors (quads and multiplexers), switchers and video management systems

     o    digital video recording software

         We rely on original equipment manufacturer relationships for a number of our standard products. In some instances, we purchase products that meet our specifications from a manufacturer and distribute these products under the GVI label. When assembly of our products is required, it is done in our Dallas, Texas facility.

Consumer Products

         As the cost of CCTV products decline, small businesses and homeowners in increasing numbers are installing security surveillance systems to replace or supplement conventional alarm systems. The consumer products market consists of end users who purchase systems and install them on their own. Our consumer products include a broad range of pre-packaged CCTV security solutions. Our CCTV solutions range from simple four camera observation systems with monitor and recording devices, to more sophisticated systems that rely on switching with many cameras and monitoring points. Our CCTV products offered to consumers through the retail channel include options such as black & white or color monitors and varying camera counts. Our CCTV products address the typical acquisition, transmission, viewing, storage and retrieval of video images needs of the consumer, and encompass the integration of all the standard components necessary to supply a complete security solution to an end user.

Customer Support

         We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. We offer customer support to both our retail and our professional customers. We operate customer support centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil, and Bogota, Colombia and also utilize a number of independent service providers in the other territories that we service.

Distribution and Marketing

         We believe that our dual distribution channels enable us to reach a broad range of potential customers with products and services targeted to meet their needs and to increase our exposure across the market. We believe that we provide our customers with functional solutions with superior performance at competitive prices across both of our distribution channels.

Professional Channel. We offer a wide range of products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators, on their own, or with the assistance of our Enterprise Solutions Group utilize our products to develop and install a fully integrated security suite for end users. Our Enterprise Solutions Group will engineer and deliver integrated security solutions to end users including airports, sea ports, military installments, high security federal installations, fortune 500 corporations, casino, gaming and institutional end users. For the year ended December 31, 2003, 45% of GVI's revenues were generated through sales in our Professional Channel.

Retail Channel. We also offer our products and services through warehouse clubs, mass-market retailers and specialty electronics stores including Sam's Club, Costco, CompUSA, Wal-Mart, Fry's Electronics and J & R Music & Computer World. Through retailers we offer a pre-packaged suite of easy-to-install CCTV systems that are suitable for homes and small businesses. We also maintain a technical support hotline for all of our retail customers. For the year ended December 31, 2003, 55% of GVI's revenues were generated through sales in our Retail Channel. Sales through our distributor to a major national retailer comprised approximately 96% of these retail sales.

         We utilize regional sales executives who often support sales across all of our product and service offerings. We use a combination of our internal sales force and independent representatives to sell our products to dealers and systems integrators.

Competition

         We believe that the range of our product and service offerings and our distribution channels enable us to compete favorably in the market for video surveillance security products and services. However, some of our competitors have greater name recognition, longer operational histories and greater financial, marketing and managerial resources than we do.

         The key factors which drive competition in the video surveillance and security industry are merchandising, price, quality, product performance, ease of integration and customer service and support.

Competition in the Professional Sector.

         There are a number of distributors of highly sophisticated, technologically advanced security components. Very few of these distributors, however, offer fully integrated security suites that can be customized to meet the specific needs of the end user. We believe that we have distinguished ourselves in this market by providing our professional customers with superior levels of customer service and by giving them the flexibility to choose between purchasing our products separately or utilizing the expertise and knowledge of our Enterprise Solutions Group to design and implement a fully integrated customized security suite for their end users using our products. Our main competitors in the professional sector are Pelco and Panasonic.

Competition in the Retail Sector.

         The market for video surveillance and security systems' components is highly competitive and includes of a wide range of electronics companies, each proficient at supplying a certain component of a CCTV, but only a few of these companies have developed a pre-packaged integrated security system. At this time, our main competitor in this sector is Strategic Vista, which sells products under the Lorex and Sylvania brands. We believe that we have distinguished ourselves in the retail market by the quality of our merchandising and the range of features our products offer relative to their prices.

Strategic Relationships

         We have entered into a Distribution Agreement with Samsung Electronics pursuant to which Samsung has given us the right to sell, market, lease, license and distribute Samsung security products, as well as the right to appoint other distributors to do the same, throughout North, Central and South America. The Distribution Agreement provides that it may be terminated at any time upon mutual agreement and that if we fail to meet certain annual volume targets, Samsung may, after reasonable attempts to renegotiate the financial and exclusivity terms of the Distribution Agreement, terminate the Distribution Agreement. Under the Distribution Agreement, we retain the right to develop and/or independently sell and market security products which are similar to or competitive with Samsung's products and to enter into similar distribution agreements with third parties. We have most favored nation status with Samsung for all products that are covered by the Distribution Agreement. Since the commencement of the Distribution Agreement, we have met each of the annual volume targets. Although the Distribution Agreement expires on August 30, 2004, we are currently working with Samsung to renew the Distribution Agreement on terms that are acceptable to both parties. We are confident that we will be able to renew the Distribution Agreement for a term of at least one to five years depending on the applicable product and distribution channel. In the event the term of any such renewal is not satisfactory to us, we believe that we could purchase similar products from alternative sources. For the year ended
December 31, 2003, 74% of GVI's revenues were attributable to sales of products supplied by Samsung to GVI under the Distribution Agreement.

         We are also a party to distribution arrangements with other high technology manufacturers who supply us with other products such as digital video recorders, internet and networking products.

Employees

         As of December 31, 2003, we did not have any full time employees, and GVI had approximately 50 full-time employees. None of its employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

                                  RISK FACTORS

                 RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this report. If any of the following events actually occurs, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

IF WE ARE UNABLE TO RENEW OUR EXCLUSIVE DISTRIBUTION AGREEMENT WITH SAMSUNG, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION COULD BE MATERIALLY ADVERSELY AFFECTED.

         We are the exclusive distributor of Samsung Electronics surveillance and security products in North, Central and South America under an agreement that expires on August 30, 2004. We are currently working closely with Samsung to renew the distribution agreement. Although we are confident that we will be able to renew the Distribution Agreement for a period of at least one to five years depending on the applicable product and distribution channel, we cannot assure you that we will be able to renew it or renew it on the same terms or on equally favorable terms. Although we have relationships with other manufacturers and believe we could purchase similar products from alternative sources, we currently derive a substantial amount of our revenues from the sale of Samsung products. For the year ended December 31, 2003, 74% of GVI's revenues were attributable to products manufactured by Samsung. If we are unable to renew our agreement with Samsung, our business, financial condition and results of operations will be materially adversely affected.

GVI HAS SUBSTANTIAL INDEBTEDNESS TO ITS LENDER UNDER A CREDIT AGREEMENT THAT TERMINATES ON NOVEMBER 1, 2005. SUBSTANTIALLY ALL OF OUR ASSETS ARE SUBJECT TO LIENS IN FAVOR OF OUR LENDER UNDER THE CREDIT AGREEMENT. IN ADDITION, AT DECEMBER 31, 2003, GVI WAS IN BREACH OF CERTAIN FINANCIAL COVENANTS IN THE CREDIT AGREEMENT. ALTHOUGH THESE BREACHES WERE WAIVED BY THE LENDER, WE FACE THE RISK THAT IF WE BREACH THESE OR OTHER COVENANTS IN THE FUTURE, THE LENDER MAY CHOOSE TO EXERCISE ITS RIGHTS UNDER THE CREDIT AGREEMENT, INCLUDING ITS RIGHT TO FORECLOSE ON OUR ASSETS.

         As of December 31, 2003, outstanding revolving loans under the Credit Agreement were approximately $8.7 million. As security for all of its obligations under the Credit Agreement, GVI granted the lender a first priority security interest in all of its assets. If an event of default occurs under the Credit Agreement, at the lender's option, the principal and interest of the loans and all other obligations under the Credit Agreement will be immediately due and payable, and the lender may exercise its rights and remedies as a secured party under the Uniform Commercial Code, and all other rights and remedies otherwise available to the lender under the loan agreements. At December 31, 2003, GVI was not in compliance with the minimum tangible net worth and maximum debt-to-tangible net worth ratio financial covenants contained in the Credit Agreement. On February 18, 2004, the lender waived GVI's non-compliance with those financial covenants and amended these covenants for future periods. While we intend to comply with our obligations under the Credit Agreement, as amended, in future periods, we cannot assure you that we will be successful in doing so. In the event of a future default under the Credit Agreement, the lender may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

         In addition, the Credit Agreement contains restrictions that

     o    limit our ability to obtain debt financing, and

     o place us at a possible competitive disadvantage compared to competitors with less leverage or better access to capital resources.

IF WE REQUIRE ADDITIONAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS, WE MAY NOT BE ABLE TO SECURE THIS FUNDING ON TERMS THAT ARE FAVORABLE TO US. IF WE DO NOT OBTAIN FUNDING WHEN WE NEED IT, OUR BUSINESS MAY BE ADVERSELY AFFECTED. IN ADDITION, IF WE HAVE TO SELL SECURITIES IN ORDER TO OBTAINING FINANCING, THE RIGHTS OF OUR CURRENT HOLDERS MAY BE ADVERSELY AFFECTED.

         We may have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business. We will also need funding to pursue our acquisition strategy. We cannot assure you that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business may be adversely affected. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders may experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

IF WE ARE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY AND CHANGES IN OUR CUSTOMERS' REQUIREMENTS AND PREFERENCES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION COULD BE MATERIALLY ADVERSELY AFFECTED.

         If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The electronic security systems industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the electronic security systems industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability:

     o    to enhance our existing products and services;

     o to anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

     o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations will be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF STRONG COMPETITION IN THE ELECTRONIC SECURITY SYSTEMS INDUSTRY, AND WE EXPECT THIS COMPETITION TO CONTINUE TO INTENSIFY.

         The electronic security systems industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide range and fragmented group of product and service providers, including electronic security equipment manufacturers, distributors, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system. Some of our competitors are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Increased competition could require us to reduce our prices, result in our receiving fewer customers orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially adversely affected.

WE DEPEND ON OUR MANUFACTURERS, SOME OF WHICH ARE OUR SOLE SOURCE FOR SPECIFIC PRODUCTS. OUR BUSINESS AND REPUTATION WOULD BE SERIOUSLY HARMED IF THESE MANUFACTURERS FAIL TO PERFORM THEIR CONTRACTUAL OBLIGATIONS TO US AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

         In addition to Samsung, we have strategic relationships with a number of other manufacturers for our products. Our success depends in part on whether our manufacturers fulfill their contractual obligations satisfactorily and in a timely manner. If any of our manufacturers fail to satisfactorily perform their contractual obligations, we may be required to pursue replacement manufacturer relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Although we continually evaluate our relationships with our manufacturers and plan for contingencies if a problem should arise with a manufacturer, finding new manufacturers that offer a similar type of product would be a complicated and time consuming process and we cannot assure you that if we ever need to find a new manufacturer for certain of our products we would be able to do so on a completely seamless basis, or at all. Our business, results of operation and reputation would be adversely impacted if we are unable to provide our products to our customers in a timely manner.

OUR FUTURE SUCCESS DEPENDS IN PART ON ATTRACTING AND RETAINING KEY SENIOR MANAGEMENT AND QUALIFIED TECHNICAL AND SALES PERSONNEL. WE ALSO FACE CERTAIN RISKS AS A RESULT OF THE RECENT CHANGES TO OUR MANAGEMENT TEAM.

         Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on Thomas Wade, our President, and Nazzareno Paciotti who joined us as our Chief Executive Officer and Chief Financial Officer in February 2004. Both Messrs. Wade and Paciotti have employment agreements with us. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure you that our employees will not leave and subsequently compete against us. If we cannot work together effectively to overcome any operational challenges that arise during the integration process, if our new management team cannot master the details of our business and our market or if we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

WE RELY ON INDEPENDENT DEALERS AND DISTRIBUTORS TO SELL OUR PRODUCTS, AND PRIMARILY ON A SINGLE RETAILER TO SELL OUR PRODUCTS IN THE RETAIL CHANNEL; DISRUPTION TO THESE DISTRIBUTION CHANNELS WOULD HARM OUR BUSINESS.

         Because we sell a significant portion of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our dealers and distributors maintain significant levels of our products in their inventories. If dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. Sales through our distributors to a major retailer comprised 96% of our retail sales for the year ended December 31, 2003. Any reduction in sales to such major retailer could also negatively impact our sales.

         Our dealers and distributors also sell products offered by our competitors. If our competitors offer our dealers and distributors more favorable terms, those dealers and distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors or to expand our distribution channels, our business could suffer.

OUR BUSINESS AND REPUTATION AS A DISTRIBUTOR OF HIGH QUALITY VIDEO SURVEILLANCE AND SECURITY EQUIPMENT MAY BE ADVERSELY AFFECTED BY PRODUCT DEFECTS OR SUBSTANDARD PERFORMANCE.

         We believe that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, product defects could result in substantial product liability. Although we currently maintain product liability insurance, we cannot assure you that it is adequate or that it will remain available on acceptable terms. If we face liability claims that exceed our insurance or that are not covered by our insurance, our business, financial condition and results of operation would be adversely affected.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS.

         Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased and plan to continue to increase the scope of our operations domestically and internationally. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. If we are unable to effectively manage our growth, our business could be adversely affected.

OUR GROWTH STRATEGY INCLUDES MAKING ACQUISITIONS IN THE FUTURE, WHICH COULD SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS.

         Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. In particular, over time, we may acquire or make investments in providers of product offerings that complement our business and other companies in the security industry.

         Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

     o diversion of management's attention from running our existing business;

     o increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

     o increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

     o adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

     o potential disputes with sellers of acquired businesses, technologies, services or products;

     o    dilution to stockholders if we issue securities in any acquisition;
          and

     o inability to utilize tax benefits related to operating losses incurred by acquired businesses.

         Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, could have a material adverse effect on our business, financial condition and results of operations.

OUR PRODUCT OFFERINGS INVOLVE A LENGTHY SALES CYCLE AND WE MAY NOT ANTICIPATE SALES LEVELS APPROPRIATELY, WHICH COULD IMPAIR OUR PROFITABILITY.

         Certain of our products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities in the United States and abroad. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations of, and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with certain of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control.

         If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

WE FACE CERTAIN LABOR, POLITICAL AND CURRENCY RISKS BECAUSE SAMSUNG ELECTRONICS' FACTORIES ARE LOCATED IN KOREA AND MAY FACE OTHER RISKS IF WE CONTINUE TO EXPAND OUR BUSINESS INTERNATIONALLY.

         Since our main supplier is located in Korea, we may face a number of additional risks, including those arising from the current political tension between North and South Korea. While we have not faced any problems to date, in the future, as we continue to expand our business internationally, we may face:

     o    regulatory limitations imposed by foreign governments,

     o    fluctuations in currency exchange rates,

     o    political, military and terrorist risks,

     o disruptions or delays in shipments caused by customs brokers or government agencies,

     o unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, and

     o potentially adverse tax consequences resulting from changes in tax laws.

         We cannot assure you that one or more of the factors described above will not have a material adverse effect on our business, financial condition and results of operation.

                                INVESTMENT RISKS

OUR COMMON STOCK IS TRADED ON THE "PINK SHEETS" AND AS A RESULT THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. IN ADDITION, BROKER-DEALERS SELLING OUR STOCK ARE SUBJECT TO STRINGENT REGULATIONS THAT COULD AFFECT THEIR WILLINGNESS TO ACTIVELY SELL OUR STOCK, MAKING IT MORE DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO SELL SHARES TO THIRD PARTIES OR TO OTHERWISE DISPOSE OF THEM.

         Our common stock is traded on the "pink sheets" and our securities are quoted and traded by broker-dealers. Because shares of our common stock are not currently quoted on a recognized national securities exchange in the United States or the OTC Bulletin Board, our stock price, as well as the liquidity of our common stock is adversely impacted. Although we intend to attempt to notify market makers to request them to apply to the OTC Bulletin Board to initiate quotations in our common stock, we have no control over the process of quotation initiation and there can be no assurance such trading will be initiated.

         Shares traded on the "pink sheets" are subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in "penny-stocks." Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with this market and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of the trade sent to the customer. Monthly statements must also be sent to the customer, disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock and may make it more difficult for holders of our common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, we cannot assure you that an active trading market in our shares will develop or be sustainable.

FUTURE SALES OF COMMON STOCK BY EXISTING STOCKHOLDERS COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR STOCK.

         In connection with the merger pursuant to which GVI became our wholly owned subsidiary, we entered into a registration rights agreement with the former stockholders of GVI and our principal stockholder prior to the merger, pursuant to which we agreed to file a registration statement with the SEC within 120 days following the merger (June 18, 2004) with respect to 1,915,017,183 shares of common stock issuable upon conversion of the Series D and Series E Preferred Stock, and use our best efforts to cause such registration statement to become effective as promptly as possible after its filing. Although such shares are subject to a partial lock-up, which will prohibit each such stockholder from selling more than 10% of the shares of common stock held by such stockholder in any 90-day period, sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR SHARES, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

         Our directors, executive officers and other principal stockholders own approximately 98% of our outstanding common stock as of February 20, 2004. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, William Teitelbaum, a former officer, director and significant stockholder, has asserted in a Schedule 13D and a Form 3 filed by him with the SEC on March 1, 2004, that he was issued a warrant by GVI Security, Inc. which, following the merger, entitles him to receive a warrant exercisable for 261,991,428 shares of common stock. We are investigating the bona fides of such warrant. In the event that Mr. Teiltelbaum is entitled to all or a portion of the warrant, he could own in excess of a majority of the shares of our outstanding common stock, which will also cause dilution to our current stockholders. In addition, the limited number of shares held in public float affects the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of the concentration of ownership in our stock.

ITEM 2.  PROPERTIES.

      We currently do not own any real property. GVI Security, Inc., which became our wholly owned subsidiary in February 2004 pursuant to an Agreement and Plan of Merger, currently leases approximately 37,500 square feet of general office space on a month to month basis in Carrollton, Texas, which consists of two properties. The first property is 17,187 square feet and is used for office and warehouse purposes and the second property, which we use for temporary warehouse space, is approximately 20,500 square feet. In April 2004, GVI entered into a lease for approximately 58,850 square feet of warehouse space in Carrollton, Texas, which expires in October 2009. GVI intends to shift its offices and warehouse from the other two properties it leases in Carrollton to this new space. In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 2003.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades in the over-the-counter-market under the symbol "TSIM," and trades of our common stock are currently quoted by Pink Sheets LLC. Our common stock will trade under the new symbol of "GVIS" effective April 14, 2004. The following table sets forth the quarterly high and low bid prices of a share of our common stock as reported by (1) the OTC Bulletin Board for the period commencing January 1, 2002 and ending June 9, 2002, and (2) Pink Sheets LLC thereafter. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                             High              Low
                                             ----              ---
             Fiscal 2003
             First Quarter                   $0.02            $0.02
             Second Quarter                  $0.03            $0.01
             Third Quarter                   $0.05            $0.01
             Fourth Quarter                  $0.10            $0.01

             Fiscal 2002
             First Quarter                   $0.24            $0.10
             Second Quarter                  $0.15            $0.01
             Third Quarter                   $0.15            $0.04
             Fourth Quarter                  $0.045           $0.02

         The number of holders of record for our common stock as of December 31, 2003 was approximately 50. This number excludes individual stockholders holding stock under nominee security position listings.

                                 DIVIDEND POLICY

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

                                   NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                                     ISSUED UPON EXERCISE OF        EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                                  OUTSTANDING OPTIONS, WARRANTS    OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                           AND RIGHTS              WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN(a))
                                               (a)                         (b)                             (c)
                                  -----------------------------    -------------------    ------------------------------------
Equity compensation
plans approved by
security holders...............              10,259                       $1.00                          965,741

Equity compensation
plans not approved by security
holders........................             6,217,624                     $0.46                            -0-

         Total.................             6,227,883                     $0.46                          965,741

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

         This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

OVERVIEW

         As of December 31, 2003, we had no active business operations and had not conducted any business operations since December 2000, when we discontinued the operations of Startfree.com. Subsequent to the period covered by this Report, on February 20, 2004, pursuant to an Agreement and Plan of Merger, GVI Security, Inc. merged with our newly-formed wholly-owned subsidiary, GVI Security Acquisition Corp., becoming our wholly owned subsidiary. As a result of the Merger, the business of GVI is now our business.

         Through our subsidiary, GVI Security, Inc., we provide complete video surveillance and security solutions to the professional, homeland security, retail and business to business security markets. We are the exclusive distributor of video surveillance products for Samsung Electronics in North, Central and South America. We also distribute other security products such as digital recording, software systems and networking products. We offer a range of security products to our professional and retail customers, from simple four camera observation systems that include monitors and recording devices suitable for homes and small businesses, also known as closed circuit television systems
(CCTV), to more sophisticated products such as digital video recorders that can be used on a stand-alone basis or that can be integrated into larger video surveillance and security systems.

PLAN OF OPERATIONS

         Over the next 12 months, we intend to continue to operate GVI's business. We may also seek to acquire one or more additional public or privately-held companies engaged in the security business and complementary to our current business. To that end, we are currently engaged in negotiations with several candidates. A transaction with a target business may be structured as a merger, consolidation, exchange of our common stock for stock or assets of the target business or in any other form which will result in the combined enterprise remaining a publicly-held corporation.

         Our operations are currently funded through borrowings under our secured revolving credit facility, which is described further below under "Liquidity and Capital Resources." Management believes that borrowings available under this credit facility will be sufficient to fund the cash requirements of our current operations for 2004. However, we may need to obtain additional financing in connection with our acquisition of other businesses, and there can be no assurance that we can obtain such financing or obtain such financing without substantial cost and/or substantial dilution to our stockholders.

Management's Discussion and Analysis of GVI's Operations

         We acquired GVI subsequent to the period covered by this Report. Accordingly, the financial results of GVI's operations are not reflected in the Financial Statements included in Item 7 of this Report. As promptly as practicable following the completion of their audit, GVI's financial statements for the years ended December 31, 2003 and 2002 will be filed with the Securities and Exchange Commission in an amendment to the Current Report on Form 8-K we filed on February 27, 2004 describing the GVI Merger.

YEAR 2003 COMPARED WITH 2002

NET REVENUES

         Total net revenues increased 52% to approximately $56.3 million for the year 2003 from approximately $37.1 million in 2002. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by both Samsung Electronics and the other manufactures whose products we distribute.

COST OF GOODS SOLD

         Total cost of goods sold increased 53% to approximately $46.7 million in 2003 from approximately $30.5 million in 2002. The increase was due to the increased revenue volume in addition to higher inbound freight costs and changes in our product mix. As a result of the changes in sales and costs of goods sold, gross profit for 2003 increased to approximately $9.7 million from approximately $6.6 million for 2002, and gross profit as a percentage of net sales decreased to 17.2% for 2003, compared with 17.7% for 2002.

OPERATING EXPENSES

         Total operating expenses increased 49% to approximately $7.6 million in 2003 from approximately $5.1 million in 2002.

         Sales and Marketing. Sales and marketing expenses increased 30% to approximately $3.5 million in 2003 from approximately $2.6 million in 2002. The increase was primarily due to increased commissions, salaries and travel-related expenses.

         General and Administrative. General and administrative expenses increased 69% to approximately $4.1 million in 2003 from approximately $2.5 million in 2002. The increase was primarily due to increased salaries and wages associated with additional hires and additional provision for doubtful accounts resulting from our higher revenues.

INTEREST EXPENSE

         Interest expense for 2003 decreased 7% to approximately $228,000 in 2003 from approximately $244,000 in 2002. The decrease was primarily related to lower interest rates during 2003 compared with 2002.

PROVISION FOR INCOME TAXES

         The provision for federal, state and local income taxes was approximately $536,000 for 2003 and approximately $56,000 for 2002. Prior to May 23, 2003, the Company elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the year ended December 31, 2002 and for the period from January 1, 2003 until May 2003. In May 2003, GVI elected to become a "C" corporation and accordingly a provision has been made for the payment of income taxes based on GVI's prorated taxable income for 2003.

NET INCOME

         As a result of the items discussed above, net income for 2003 was approximately $1.3 million, compared with net income of approximately $1.1 million for 2002, an increase of 11%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, GVI has funded its operations primarily through cash generated from operations as well as borrowings under secured revolving credit facilities.

         On November 1, 2003, GVI entered into a Credit Agreement with Comerica Bank pursuant to which GVI obtained a $10,000,000 revolving loan credit facility which terminates on November 1, 2005. Advances under the Credit Agreement are limited to a borrowing base consisting of 75% of GVI's Eligible AccountS and 50% of GVI's Eligible Inventory (each as defined in the Credit Agreement). Contemporaneously with the closing of the Credit Agreement, GVI borrowed approximately $4.975 million of revolving loans and used all of such proceeds to repay in full its indebtedness under its prior credit agreement. The Credit Agreement also provides for the issuance of up to $1,000,000 of letters of credit. Borrowings under the Credit Agreement are secured by all of GVI's assets. GVI pays the lender a quarterly fee equal to .25% per annum on the unused portion of the credit facility.

         Interest on the revolving loans is due on a monthly basis. At GVI's option, revolving loans currently bear interest at a rate either tied to the lender's prime rate or the rate of interest offered in the interbank Eurodollar market selected by lender. Depending on GVI's debt-to-tangible net worth ratio, prime rate borrowings bear interest at a rate equal to the lender's prime rate minus .50%, the lender's prime rate, or the lender's prime rate plus .50%, and Eurodollar borrowings bear interest at a rate equal to the applicable Eurodollar rate plus between 2.25% and 3.25%.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, maintenance of minimum tangible net worth, maintenance of minimum quarterly earnings, and compliance with debt to tangible net worth ratio covenants.

         At December 31, 2003, GVI was not in compliance with the minimum tangible net worth and maximum debt-to-tangible net worth ratio financial covenants contained in the Credit Agreement. On February 18, 2004, the lender waived GVI's non-compliance with those financial covenants and amended those covenants for future periods. In connection with this waiver and amendment, the lender increased the interest rate applicable to borrowings under the Credit Agreement to those described above, and required GVI to pay the lender a fee of $25,000. Management believes that GVI will be able comply with its obligations under the Credit Agreement, as amended, in future periods, although there can be no assurance in this regard.

         At December 31, 2003, GVI had cash and cash equivalents of $69,114, working capital of approximately $2.0 million and outstanding revolving loans of approximately $8.7 million, with approximately $1.3 million of additional availability under the Credit Agreement, compared to cash and cash equivalents of $166,064, working capital of approximately $1.2 million and outstanding revolving loans of approximately $3.3 million, with approximately $1.7 million of additional availability under its Credit Agreement with Comerica Bank at December 31, 2002. Management believes that GVI's existing cash position and credit facility combined with internally generated cash flow will satisfy its cash requirements for 2004.

ITEM 7.   FINANCIAL STATEMENTS.

         The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

         Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of December 31, 2003, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

         There were no significant changes in our internal control over financial reporting subsequent to our evaluation of our internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required to be disclosed hereunder will be disclosed by amendment to this Form 10-KSB prior to April 29, 2004.

ITEM 10.          EXECUTIVE COMPENSATION.

         The information required to be disclosed hereunder will be disclosed by amendment to this Form 10-KSB prior to April 29, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required to be disclosed hereunder will be disclosed by amendment to this Form 10-KSB prior to April 29, 2004.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required to be disclosed hereunder will be disclosed by amendment to this Form 10-KSB prior to April 29, 2004.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


EXHIBIT
NO.               DESCRIPTION
-------           -----------

3.1               Certificate of Incorporation of Thinking Tools, Inc.
                  (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

3.2 By-Laws of Thinking Tools, Inc. (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

4.1* 1996 Stock Option Plan (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

4.2 Form of Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on October 15, 1996).

4.3 Technologies Warrant (incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on October 15, 1996).

4.4* 1997 Stock Option Plan (incorporated herein by reference to Annex A of our Proxy Statement, dated November 13, 1997).

4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form 8-K, as filed with the SEC on March 22, 2000)

4.6 Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form 8-K, as filed with the SEC on March 22, 2000).

4.7 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form10-QSB, as filed with the SEC on November 27,
                  2000).

4.8 Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.9 Registration Rights Agreement, dated as of February 19, 2004, by and among the Registrant and the stockholders of the Registrant party thereto (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.10 Voting Agreement, dated as of February 19, 2004, by certain stockholder of GVI Security, Inc. in favor of GVI Acquisition LLC (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.12 Certificate of the Designations, Powers, Preferences and Rights of the Series E Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.13*             Thinking Tools, Inc. 2004 Long-Term Stock Incentive Plan

10.1 Demand Convertible Grid Note (as amended) (incorporated herein by reference to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000, as filed with the SEC on May 2, 2001).

10.2* Executive Employment Agreement, dated as of February 17, 2004, by and between the Registrant and Nazzareno E. Paciotti.

10.3* Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd.

10.4* Executive Employment Agreement, dated as of July 22, 2003, by and between the Registrant and Thomas Wade.

10.5 Credit Agreement by and between the Registrant and Comerica Bank, dated as of November 1, 2003.

21.1              Subsidiaries of the Registrant.

24.1              Power of Attorney (included with signature pages hereto).

31.1 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated April 14, 2004.

32.1 Certification by Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C.ss.1350, dated April 14, 2004.

------------------
*Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

         On October 1, 2003, we filed a Current Report on Form 8-K, Item 4, regarding the resignation of our independent auditors, Mercadien P.C.(formerly Druker, Rahl & Fein). On October 7, 2003, we filed an amendment to that Current Report on Form 8-K.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required to be disclosed hereunder will be disclosed by amendment to this Form 10-KSB prior to April 29, 2004.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, Thinking Tools, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2004.

                                                  THINKING TOOLS, INC.



                                                  By: /s/ Nazzareno E. Paciotti
                                                      --------------------------
                                                      Nazzareno E. Paciotti
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                                  DATE
          ---------                              -----                                  ----

/s/  Nazzareno E. Paciotti      Chief Executive Officer (Principal Executive        April 14, 2004
--------------------------      Officer), Chief Financial Officer (Principal
Nazzareno E. Paciotti           Accounting and Financial Officer) and Director



--------------------------      Chairman of the Board of Directors                  April __, 2004
Howard Safir

/s/ Dan Altobello
--------------------------      Director                                            April 14, 2004
Dan Altobello

/s/ Richard Berman
--------------------------      Director                                            April 14, 2004
Richard Berman

/s/ Bruce Galloway
--------------------------      Director                                            April 14, 2004
Bruce Galloway

/s/ Frederick W. Gluck
--------------------------      Director                                            April 14, 2004
Frederick W. Gluck

/s/ Fred Knoll
--------------------------      Director                                            April 14, 2004
Fred Knoll


/s/ Joseph R. Rosetti
--------------------------      Director                                            April 14, 2004
Joseph R. Rosetti

/s/ Thomas Wade
--------------------------      Director                                            April 14, 2004
Thomas Wade

/s/ David Weiner
--------------------------      Director                                            April 14, 2004
David Weiner

/s/ Moshe Zarmi
--------------------------      Director                                            April 14, 2004
Moshe Zarmi

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION
-------           ------------

3.1               Certificate of Incorporation of Thinking Tools, Inc.
                  (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

3.2 By-Laws of Thinking Tools, Inc. (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

4.1* 1996 Stock Option Plan (incorporated herein by reference to our Registration Statement on Form SB-2 (Registration No. 33-11321), as filed with the SEC on September 3, 1996).

4.2 Form of Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on October 15, 1996).

4.3 Technologies Warrant (incorporated herein by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on October 15, 1996).

4.4* 1997 Stock Option Plan (incorporated herein by reference to Annex A of our Proxy Statement, dated November 13, 1997).

4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form 8-K, as filed with the SEC on March 22, 2000)

4.6 Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form 8-K, as filed with the SEC on March 22, 2000).

4.7 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to our Current Report on Form10-QSB, as filed with the SEC on November 27,
                  2000).

4.8 Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.9 Registration Rights Agreement, dated as of February 19, 2004, by and among the Registrant and the stockholders of the Registrant party thereto (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.10 Voting Agreement, dated as of February 19, 2004, by certain stockholder of GVI Security, Inc. in favor of GVI Acquisition LLC (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.12 Certificate of the Designations, Powers, Preferences and Rights of the Series E Convertible Preferred Stock of Thinking Tools, Inc. (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the SEC on February 27, 2004).

4.13*             Thinking Tools, Inc. 2004 Long-Term Stock Incentive Plan

10.1 Demand Convertible Grid Note (as amended) (incorporated herein by reference to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000, as filed with the SEC on May 2, 2001).

10.2* Executive Employment Agreement, dated as of February 17, 2004, by and between the Registrant and Nazzareno E. Paciotti.

10.3* Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd.

10.4* Executive Employment Agreement, dated as of July 22, 2003, by and between the Registrant and Thomas Wade.

10.5 Credit Agreement by and between the Registrant and Comerica Bank, dated as of November 1, 2003.

21.1              Subsidiaries of the Registrant.

24.1              Power of Attorney (included with signature pages hereto).

31.1 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated April 14, 2004.

32.1 Certification by Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C.ss.1350, dated April 14, 2004.

-------------
*Indicates management contract or compensatory plan or arrangement.

                              THINKING TOOLS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 and 2002





                                                                         Page
                                                                        Number
                                                                        ------
INDEPENDENT AUDITORS' REPORT...........................................    F-1

FINANCIAL STATEMENTS

         Balance Sheets................................................    F-2

         Statements of Operations......................................    F-3

         Statements of Shareholders' Equity (Deficiency)...............  F-4-5

         Statements of Cash Flows......................................    F-6

         Notes to Financial Statements................................. F-7-19


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Thinking Tools, Inc.:

We have audited the accompanying balance sheets of Thinking Tools, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thinking Tools, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



MERCADIEN, P.C., CPAs

Hamilton, New Jersey

March 23, 2004

                              THINKING TOOLS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 and 2002

(In thousands, except share amounts)
                                                      2003        2002
                                                    --------    --------

ASSETS

CURRENT ASSET:
  Cash                                              $     --    $      1

                                                    --------    --------
TOTAL ASSETS                                        $     --    $      1
                                                    ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Note payable - related party                      $  1,000    $  1,000
  Loan payable - related party                           150          75
  Accounts payable                                       209         244
  Accrued expenses                                       460         360
                                                    --------    --------
       Total current liabilities                       1,819       1,679
                                                    --------    --------

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, Series A $.001 par value;
   3,000,000 shares authorized; 1,148,799
   shares issued and outstanding at 2003
   and 2002                                                1           1
  Preferred stock, Series B $.001 par value;
   200 shares authorized; 200 shares issued
   and outstanding at 2003 and 2002                       --          --
  Preferred stock, Series C $.001 par value;
   400,000 shares authorized; none issued or
   outstanding                                            --          --
  Common stock, $.001 par value: 20,000,000
   shares authorized; shares issued and
   outstanding: 10,204,637 at 2003 and 2002               10          10
  Additional paid-in capital                          20,778      20,778
  Accumulated deficit                                (22,608)    (22,467)
                                                    --------    --------
       Total shareholders' equity (deficiency)        (1,819)     (1,678)
                                                    --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY)                             $     --    $      1
                                                    ========    ========






See notes to financial statements.

                              THINKING TOOLS, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2003 and 2002


(In thousands, except per share amounts)

                                                                 2003            2002
                                                             ------------    ------------
REVENUES                                                     $         --    $         --
                                                             ------------    ------------
OPERATING EXPENSES
 Selling, general and administrative                                   31              41
                                                             ------------    ------------
  Total operating expenses                                             31              41
                                                             ------------    ------------
LOSS FROM OPERATIONS                                                  (31)            (41)

OTHER EXPENSE
 Interest                                                            (110)           (106)
                                                             ------------    ------------
LOSS FROM CONTINUING OPERATIONS                                      (141)           (147)
                                                             ------------    ------------
DISCONTINUED OPERATIONS
 Gain from abandonment of liabilities of
     subsidiary (net of income tax effect of $0)                       --             916
                                                             ------------    ------------
NET (LOSS) INCOME                                            $       (141)   $        769
                                                             ============    ============
(LOSS) INCOME PER SHARE: Basic and diluted
   Loss from continuing operations                           $      (0.01)   $      (0.01)
   Gain from abandonment of liabilities of
     subsidiary                                                        --            0.09
                                                             ------------    ------------
Net (loss) income per share                                  $      (0.01)   $       0.08
                                                             ============    ============


SHARES USED IN CALCULATION OF NET (LOSS) INCOME PER SHARE:

   Basic and diluted                                           10,204,637      10,204,637
                                                             ============    ============


See notes to financial statements.                                          F-3

                              THINKING TOOLS, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     Years Ended December 31, 2003 and 2002

(In thousands, except share amounts)
                                                         Preferred Stock
                                          -----------------------------------------------------------------
                     Common Stock                Series A                Series B            Series C
                ------------------------- ------------------------- ------------------- -------------------
                   Shares       Amount       Shares       Amount     Shares    Amount    Shares    Amount
               -------------- ---------- -------------  ---------- --------- --------- --------- ----------
BALANCES,
 January 1, 2002 10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -
Net Loss                  -          -             -           -         -         -         -         -
               -------------- ---------- -------------  ---------- --------- --------- --------- ---------
BALANCES,
December 31,2002 10,204,637         10     1,148,799           1       200         -         -         -

Net Loss                  -          -             -           -         -         -         -         -
               -------------- ---------- -------------  ---------- --------- --------- --------- ---------
BALANCES,
December 31,2003 10,204,637       $ 10     1,148,799         $ 1       200       $ -         -       $ -
               ============== ========== =============  ========== ========= ========= ========= =========



See notes to financial statements.                                          F-4

                              THINKING TOOLS, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     Years Ended December 31, 2003 and 2002





                                                                  Total
                                 Additional                   Shareholders'
                                   Paid-in      Accumulated      Equity
                                   Capital        Deficit     (Deficiency)
                                -------------  -------------- --------------
BALANCES,
 January 1, 2002                 $    20,778    $ (23,236)    $    (2,447)
Net Income                                 -          769             769
                                -------------  -------------- --------------
BALANCES,
 December 31, 2002                    20,778      (22,467)         (1,678)
Net Loss                                   -         (141)           (141)
                                -------------  -------------- --------------
BALANCES,
 December 31, 2003               $    20,778    $ (22,608)    $    (1,819)
                                =============  =============  ==============





See notes to financial statements.                                          F-5

                              THINKING TOOLS, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2003 and 2002


(In thousands)
                                                                   2003     2002
                                                                  -----    -----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss) Income                                                $(141)   $ 769
 Adjustments to reconcile net (loss) income to net cash used in operating activities
  Gain from abandonment of liabilities of subsidiary                 --     (916)
  Interest expense for related party loan                           110      106
 Changes in current assets and liabilities:
  Accounts payable                                                  (35)       2
  Accrued expenses                                                  (10)     (69)
                                                                  -----    -----
 Net cash used by operating activities                              (76)    (108)
                                                                  -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                                         --       33
  Proceeds from related party loan                                   75       75
                                                                  -----    -----
  Net cash provided by financing activities                          75      108
                                                                  -----    -----
  Net decrease in cash                                               (1)      --

CASH, beginning of year                                               1        1
                                                                  -----    -----
CASH, end of year                                                 $  --    $   1
                                                                  =====    =====


See notes to financial statements.                                          F-6

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

1.    NATURE OF BUSINESS

      Thinking Tools, Inc. (the "Company") was incorporated in Delaware on August 8, 1996, as a wholly-owned subsidiary of Thinking Tools, Inc., a California corporation (the "Predecessor Corporation"). On August 28, 1996, the Predecessor Corporation was merged with and into the Company. References herein to the "Company" include the Predecessor Corporation and its former subsidiary, StartFree.com, Inc. ("StartFree") (see Note 9).

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

      The Company commenced operations in December 1993 to develop and market business simulation software. From its inception until March 1999, the Company was engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting personnel, and establishing marketing and manufacturing capabilities and raising capital. The Company commenced commercial activities in January 1994, but has never generated substantial revenues from the sale of these products.

      The Company through its subsidiary, StartFree, acquired substantially all of the assets and assumed certain liabilities of Tritium Networks, Inc. on March 7, 2000, through the issuance of preferred stock. Concurrently, financing was provided from proceeds of the sales of the Company's common stock to investors. In December 2000, the Company discontinued the operations of StartFree, and, in March 2002, the Company abandoned StartFree (see Note 9).

      On February 20, 2004, pursuant to an Agreement and Plan of Merger, the Company, through GVI Security Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, effected a merger with GVI Security, Inc., and as a result, GVI Security, Inc. became a wholly-owned subsidiary of the Company (see Note 11).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Net Loss Per Share - The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's loss from continuing operations in 2003 and 2002, all convertible securities, options and warrants at December 31, 2003 and 2002 are antidilutive; hence both basic and diluted loss per share for that year are computed based on the weighted average number of shares of common stock outstanding during the period.

3.    ACCRUED EXPENSES

Accrued expenses at December 31, 2003 and 2002 are as follows (in thousands):

                              2003   2002
                              ----   ----

Legal and professional fees   $129   $139
Interest                       331    221
                              ----   ----
                              $460   $360
                              ====   ====

4.    INCOME TAXES

      The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

      Due to the Company's history of net losses and its inability to use its net operating loss carryforwards as explained below, the Company has provided a valuation allowance for the full amount of the deferred tax assets. Calculations for deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows (in thousands):

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

4.    INCOME TAXES (CONTINUED)

                                                    2003       2002
                                                 -------    -------
 Deferred tax assets

Net operating loss carryforwards                 $ 5,651    $ 5,635
Tax credits                                          261        261
Accruals and reserves not currently deductible        72         32
Stock compensation                                 1,926      1,926
                                                 -------    -------
Total deferred tax assets                          7,910      7,854
Less valuation allowance                          (7,910)    (7,854)
                                                 -------    -------
Net deferred tax assets                          $    --    $    --
                                                 =======    =======

      As of December 31, 2003, the Company has net operating loss carryforwards of approximately $14,128,000 for federal and state purposes. As of December 31, 2003, the Company also has tax credit carryforwards of $261,000 and $133,000 for federal and state purposes, respectively. The carryforwards expire beginning in 2009 and 2004, respectively. Federal and State of California tax laws limit the utilization of net operating loss carryforwards in the event of a change in ownership or change in business (see Note 11) as defined by Internal Revenue Service Code Section 382. Due to these changes, these carryforwards will no longer be available.

5.    NOTES PAYABLE

      In July 2000 the Company approved bridge financing from Thinking Technologies, L.P. ("Technologies"), a related party (See Note 8), under which the Company would receive an aggregate sum of up to $500,000 in exchange for (i) a demand note convertible commencing February 2001 into shares of the Company's common stock at $0.375 per share and (ii) a five year warrant to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share commencing February 2001. In November 2000 the Board approved an increase in the bridge financing from Technologies to $1,000,000, and the warrant was revised to the right to purchase 425,066 shares of common stock for up to five years at $.375 per share. In February 2001, the conversion price was modified for both the note and the warrant to $.12 per share.

      On January 4, 2002, Technologies transferred the Note to Europa International Inc. ("Europa"), also a related party (See Note 8). As of the date of transfer, Technologies had advanced approximately $967,000 in principal under the terms of the note. On January 4, 2002, in consideration of Europa's agreement not to demand payment on the note for a period of six months, the Board of Directors of the Company approved a resolution further reducing the conversion price of the note, so that upon conversion, the note would convert into 80% of the outstanding Common Stock of the Company on a fully-diluted basis. Both the note upon conversion and the warrants are subject to certain anti-dilution adjustments. The note is collateralized by all of the Company's property. Interest accumulated at 10% per annum. Through December 31, 2003, the Company had received $1,000,000 in principal (including approximately $33,000 from Europa). Through December 31, 2003, a liability of approximately $317,000 for interest has accrued on the note and is included in accrued expenses. (See Note 11 for subsequent events.)

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

5. NOTES PAYABLE (CONTINUED)

      During the years ended December 31, 2003 and 2002, the Company received advances approximating $75,000 each year from Europa. These loans bear interest at 10% per annum and are due upon demand. Through December 31, 2003, a liability of approximately $14,000 for interest has accrued on the loan and is included in accrued expenses. (See Note 11 for subsequent events.)

      For the years  ended  December  31, 2003 and 2002,  the  Company  recorded
      non-cash   interest   expense   approximating   $110,000   and   $100,000,
      respectively, for accrued interest on the note and related party loans.

6.    SHAREHOLDERS' EQUITY (DEFICIENCY)

      Preferred Stock

      On March 7, 2000, 1,148,799 shares of Series A Convertible Preferred Stock, $.001 par value, were issued in connection with the acquisition of all of the assets and certain liabilities of Tritium Network, Inc. (the
      "Tritium Acquisition"). The Series A Convertible preferred stock is convertible into a maximum of 11,487,985 shares of Thinking Tools common stock when the Company files with the Secretary of State of the State of Delaware to increase the authorized number of shares to at least 35,000,000 shares. (See Note 11.)

      The Series A Convertible Preferred Stock contain a provision for dividends that entitle the holder to receive cumulative dividends at the rate of 8%, per annum, in the event that the shares are not converted by March 7, 2001. The dividends accumulate after that date and are payable at the Company's option in cash or in additional shares of Series A Preferred Stock. No dividends have ever been paid on the Series A Preferred stock and at December 31, 2003 and 2002, accrued dividends thereon were approximately $1,294,252 and $834,717, respectively. (See Note 11.)

      In January 2002, Technologies entered into an amendment to a voting agreement with a shareholder controlling a majority of the Company's Series A Convertible Preferred Stock, whereby Technologies agreed to convert its note (see Note 5), and, upon conversion of the note, cancel any and all pledges by the shareholder to secure the note. The shareholder agreed to vote for the following amendments to the Company's Certificate of Incorporation: (i) to eliminate the right of the holders of Preferred stock to receive dividend payments and/or (ii) to reduce the number of shares of common stock into which each share of Preferred Stock is convertible from 10 (ten) to 2.5 (two-and-one-half) or a number greater than 2.5. Pursuant to the agreement, Technologies also agreed to vote in favor of increasing the authorized shares of common stock of the Company to a level that would be sufficient to permit exercise of outstanding stock options, conversion of debt into common shares and the conversion of outstanding shares of Preferred Stock.

      On March 7, 2000, in connection with the Tritium Acquisition, 200 shares of Series B Convertible Preferred Stock, $.001 par value per share, were issued to the Company's Chairman. Subsequent to December 31, 2003, these shares were transferred to GVI Acquisition, LLC. The Series B Preferred Stock has certain voting control rights until March 7, 2005.

      In August 2000, the Company authorized 400,000 shares of new Series C preferred stock. At December 31, 2003, no Series C preferred stock has ever been issued.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

6.    SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

      Warrants

      In 1996, warrants were issued to Technologies to purchase 468,242 shares of common stock at an exercise price of $1.07 per share, expiring in December 2006.

      On December 10, 1999, in connection with the Tritium Acquisition, the Company issued 2,450,000 warrants to purchase the Company's common stock at an exercise price of $.50 per share. The warrants were issued to an acquisition consultant as compensation for services provided. These warrants vested on March 7, 2000, and expire in December 2004. The warrants are subject to certain anti-dilution adjustments.

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

      In connection with the Tritium acquisition, the Company contributed a warrant to purchase 1,262,275 shares of its common stock to the capital of StartFree. The warrants are exercisable at $.01 per share. In October 2000, these warrants were exercised in part to purchase 500,400 shares of the Company's common stock, which left a warrant for the remaining 761,875 shares. The warrants are subject to certain anti-dilution adjustments.

      As discussed in Note 5, pursuant to the 2000 bridge financing from Technologies, the Company granted a warrant to Technologies to purchase 425,066 shares of common stock at $.375 per share, expiring February 2006. In February 2001, the conversion price was modified to $.12 per share. The warrant is subject to certain anti-dilution adjustments.

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

      Outstanding stock options issued under the Plans at December 31, 2003 and 2002 were 10,259 and 20,518, respectively. These options were initially granted under the Plans to four Board members at an exercise price of $1.00 per share. During 2003 and 2002, 10,259 options were forfeited each year due to the resignation of Board members.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

6.    SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

      Stock Options (Continued)

      In 1995, options were issued outside of the Plans to directors and an unaffiliated person to purchase 58,964 shares and 15,000 shares at an exercise price of $.79 and $1.00 per share, respectively. During 2003 and 2002, directors who resigned forfeited their options. Remaining options outstanding were 29,741 and 44,482 at December 31, 2003 and 2002, respectively.

      On December 10, 1999, the Board of Directors granted options outside of the Plans to Board members and employees for purchase of 1,690,000 shares of common stock at an exercise price of $.50 per share. In 1999, 990,000 options vested, and in December 2000 the remaining 700,000 options vested. The Board of Directors also granted options outside of the Plans to the Company's Chairman to purchase 352,900 shares of common stock at an exercise price of $.50 per share in lieu of cash compensation owed at December 31, 1998 for services of approximately $176,000. These options were issued and vested as of December 10, 1999. Remaining options outstanding were 982,900 and 1,502,900 at December 31, 2003 and 2002, respectively.

      The compensation and similar expenses resulting from issuance of the options were recognized in periods prior to 2001.

      A summary of the status of the Company's stock options as of December 31, 2003 and 2002, and the changes during the years ended December 31, 2003 and 2002, is presented below:

                                                                    Number of             Range of
                                                                      Shares           Exercise Prices
                                                                  ---------------     -----------------

Outstanding at January 1, 2002                                       1,862,900        $   .50 - 1.000
Granted                                                                     --        $            --
Exercised                                                                   --        $            --
Forfeited                                                             (295,000)       $   .50 - 1.000
                                                                  ---------------
Outstanding at December 31, 2002                                     1,567,900        $   .50 - 1.000
Granted                                                                     --        $            --
Exercised                                                                   --        $            --
Forfeited                                                             (545,000)       $   .50 - 1.000
                                                                  ---------------
Outstanding at December 31, 2003                                     1,022,900        $   .50 - 1.000
                                                                  ===============

     Weighted-average fair value of options remaining exercisable
     At December 31, 2003                                                         $            1.48
                                                                                  =================

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

6.    SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

      Stock Options (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2003:

                          Outstanding Options                                   Exercisable Options
                    --------------------------------------------------    --------------------------------
                       Number           Weighted-
                     Outstanding         average          Weighted-          Number           Weighted-
                         at             Remaining          average        Outstanding at       average
   Exercise         December 31,       Contractual        Exercise        December 31,        Exercise
    Prices              2003              Life              Price             2003              Price
----------------    --------------    --------------    --------------    --------------    --------------
         $ 1.00            25,259       2.6 years              $ 1.00            25,259            $ 1.00
           0.79            14,741       1.6 years                0.79            14,741              0.79
           0.50           982,900       5.9 years                0.50           982,900              0.50
                    --------------                                        --------------
                        1,022,900                                             1,022,900
                    ==============                                        ==============


At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of fiscal 1995. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life of 30 to 40 months; 61%, stock volatility subsequent to the initial public offering in 1996; risk-free interest rates, approximately 6%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

6.    SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

      Stock Options (Continued)

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (In Thousands):


                                              2003            2002
                                           ----------       --------

Net (Loss) Income, as reported             $     (141)     $     769
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related
    tax effect                                     --             --
                                           ----------       --------
Pro forma net (loss) income                $     (141)      $    769
                                           ==========       ========
Earnings per share:
    Basic and diluted - as reported        $     (.01)      $   (.01)
                                           ==========       ========
    Basic and diluted - pro forma          $     (.01)      $   (.01)
                                           ==========       ========


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reflected in the financial statements at December 31, 2003 and 2002 for cash approximates its respective fair value due to the short maturity of the instrument. The fair value of the note payable at December 31, 2003 is based on the current rates and terms at which the Company could borrow funds.

8.    RELATED PARTY TRANSACTIONS

      The Company's Chairman is the principal of Knoll Capital Management, L.P., which is the general partner of Technologies and manages the investments of Europa (See Note 5). Technologies owned approximately 38% of the Company's outstanding common stock as of December 31, 2003 and 2002, and owns warrants to purchase 893,308 additional shares of common stock. As of December 31, 2003, Europa had the right to convert the note payable and accrued interest thereon to 111,682,820 shares of the common stock. As of December 31, 2003, Mr. Knoll, as an individual, owns options for 552,900 shares and warrants for 549,800 shares of common stock (see Note 6) and 200 shares of Series B Convertible Preferred Stock, $.001 par value per share. The Series B Preferred Stock has voting control rights until March 7, 2005, and is convertible into 200 shares of the Company's common stock. During 2003 and 2002, Europa advanced approximately $75,000 each year in demand loans to the Company, bearing interest at 10% per year.

9.    DISCONTINUED OPERATIONS

      In December 2000, the Company discontinued the operations of StartFree.com ("StartFree"). Creditors were notified in February 2001 that StartFree had no available assets with which to settle its obligations. Effective March 1, 2002, StartFree was dissolved due to the revocation of its charter by the State of Delaware, at which time it was abandoned by the Company. The Company is not liable for StartFree's obligations. The financial statements since December 2000 include no activity of StartFree until the abandonment on March 1, 2002. On this date, a gain on abandonment of StartFree of $916,000 was recognized upon the removal of the remaining liabilities of StartFree, consisting of accounts payable of $853,000 and accrued expenses of $63,000.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

10.   NEW ACCOUNTING PRONOUNCEMENTS

      Standards Implemented

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure provision for the year ended December 31, 2003.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement was effective for financial instruments entered into or modified after May 31, 2003. Its adoption did not have a material effect on the Company's Financial Statements.

      New Standards to be Implemented

      None.

11.   SUBSEQUENT EVENTS

      On February 16, 2004, the Board of Directors and Stockholders of the Company authorized new Series D and E Convertible Preferred Stock, each for par value of $.001 per share, and approved the adoption of the 2004 Long-Term Incentive Plan and reserved 386,094,320 shares of the common stock (prior to giving effect to the reverse stock split) for issuance of awards thereunder.

      On February 17, 2004, the Board of Directors granted options under the 2004 Long-Term Incentive Plan to purchase an aggregate of approximately 173,875,000 shares of common stock of the Company. The options were granted to certain officers, consultants and directors of the Company at an exercise price of $.04 per share, the fair market value of the common stock on that date. These options vest 25% immediately, 25% on February 17, 2005, 25% on February 17, 2006, and 25% on February 17, 2007.

      On February 20, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 19, 2004, by and among the Company, GVI Security, Inc. ("GVI"), and GVI Security Acquisition Corp., a newly formed wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, GVI merged (the "Merger") with GVI Security Acquisition Corp., becoming the Company's wholly-owned subsidiary, and the stockholders of GVI became stockholders of the Company as described below. As a result of the Merger, the business of GVI is now the Company's only business. GVI is the exclusive distributor of Samsung Electronics video security products in North, Central and South America, and distributes video surveillance and other security products to wholesale distributors and consumers. GVI's security products include both proprietary GVI solutions and Samsung Electronics components.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


11.   SUBSEQUENT EVENTS (CONTINUED)

      For accounting purposes, because Thinking Tools, Inc. had become a shell company, the Merger will be treated as a recapitalization of GVI Security, Inc.

      In the Merger, the Company issued to the former stockholders of GVI an aggregate of 1,000,000 shares of the Series E Convertible Preferred Stock ("Series E Stock"). Each share of Series E Stock is convertible into 1,833.948 shares of the Company's common stock, so that the shares of Series E Stock issued in the Merger are convertible into an aggregate of approximately 1,833,948,000 shares of the Company's common stock, constituting approximately 95.3% of the outstanding shares of the Company's common stock outstanding following the Merger assuming the conversion of all other outstanding shares of the Company's preferred stock. The shares of Series E Stock will be automatically converted into shares of the Company's common stock when the Company files the Charter Amendment (defined below).

      The two largest stockholders of GVI prior to the Merger were William Teitelbaum, who owned approximately 47.8% of GVI's common stock, and GVI Acquisition LLC ("Acquisition LLC"), which owned approximately 38.3% of GVI's common stock. As a result of the Merger, Teitelbaum and Acquisition LLC were respectively issued 478,260.86 and 382,608.68 shares of Series E Stock, so that (i) Teitelbaum beneficially owns 877,105,548 shares of the Company's common stock, constituting approximately 47.2% of the outstanding shares of the Company's common stock outstanding following the Merger assuming the conversion of all other outstanding shares of the Company's preferred stock, and (ii) Acquisition LLC beneficially owns 701,684,423 shares of the Company's common stock, constituting approximately 37.8% of the outstanding shares of the Company's common stock outstanding following the Merger assuming the conversion of all other outstanding shares of the Company's preferred stock. In addition, Teitelbaum claims ownership of a warrant allegedly issued by GVI prior to the Merger, which would, he claims, under the terms of the Merger, entitle him to purchase 261,991,428 shares of common stock at an aggregate exercise price of $3,285.70 (the "Warrant"). The Company is investigating the bona fides of the Warrant.

      Acquisition LLC is a California limited liability company, whose sole managers, Fred Knoll and David Weiner, are directors of the Company. The sole members of Acquisition LLC are Woodman Management Corporation ("WMC"), which has a 47.5% membership interest in Acquisition LLC, and Europa, which has a 52.5% membership interest in Acquisition LLC. David Weiner controls WMC and is its sole stockholder. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the investment manager for Europa.

      In addition, pursuant to the Merger Agreement, certain employees and directors of GVI were issued options to purchase an aggregate of approximately 183,394,797 shares of the Company's common stock under the 2004 Long-Term Incentive Plan in exchange for the cancellation of options to purchase shares of GVI's common stock held by such persons prior to the Merger. These options have an exercise price of $.0049 and vest 77,942,789 immediately, 45,848,699 on May 22, 2004, 45,848,699 on May 22, 2005 and
      13,754,610 on May 22, 2006.

                              THINKING TOOLS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

11.   SUBSEQUENT EVENTS (CONTINUED)

      Immediately prior to the Merger, and as a condition thereto, Europa exchanged the Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa, (see Note 5) for 10,000 shares of the Series D Convertible Preferred Stock ("Series D Stock") of the Company, which shares are convertible into an aggregate of 77,218,860 shares of common stock. The shares of Series D Stock will be automatically converted into shares of the Company's common stock when the Company files the Charter Amendment defined below.

      Pursuant to its obligations under the Merger Agreement, on March 23, 2004, the Company filed with the Securities and Exchange Commission, a Definitive Information Statement with respect to the approval by the Company's stockholders of (i) amendments to the Company's certificate of incorporation increasing the authorized shares of the Company's common stock to 75,000,000 and effecting a one-for-65 reverse stock split of the common stock so that the Company will have sufficient shares of unissued common stock so as to permit the conversion of all of the Series D Stock, Series E Stock and all other convertible securities of the Company (the "Charter Amendment"), (ii) the Stock Option Plan, and (iii) to change its name to GVI Security Solutions, Inc. These actions were approved of by the Board of Directors on February 26, 2004. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware giving effect to such amendments in April 2004. Upon such filing, all outstanding shares of Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock would automatically convert into shares of the Company's common stock.

      In addition, an amendment to the right of the holders of the Series A Preferred Stock was approved in January 2004. Series A preferred dividends will be retroactively eliminated in accordance with the Delaware General Corporation Law, and the number of shares of common stock the Series A Preferred Stock is convertible into will be reduced from 10 to 2.5, so that the outstanding shares of Series A Convertible Preferred Stock would convert into a maximum of 2,871,997.5 shares (before giving effect to the reverse stock split).

      Unaudited Pro Forma Condensed Financial Statements

      The following unaudited pro forma condensed financial statements of the Company have been prepared to indicate how the financial statements of the Company might have looked if the Merger with GVI and transactions related to that Merger had occurred as of the beginning of the period presented.

      The pro forma condensed financial statements have been prepared using the audited historical financial statements of the Company and GVI as of and for the year ended December 31, 2003. The per share information has not been affected for the 65:1 reverse stock split, as it has yet to become effective. For accounting purposes, because the Company had become a shell company, the Merger will be treated as a recapitalization of GVI.

      The pro forma condensed financial statements should be read in conjunction with a reading of the historical financial statements of the Company and GVI. The pro forma condensed financial statements are presented for illustrative purposes only and are not intended to be indicative of actual financial condition or results of operations had the Merger been in effect during the periods presented, or of financial condition or results of operations that may be reported in the future.

                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


11.   SUBSEQUENT EVENTS (CONTINUED)

Unaudited Pro Forma Condensed Financial Statements (Continued)

                              THINKING TOOLS, INC.
                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                DECEMBER 31, 2003


(In thousands)                                         Historical
                                                ----------------------------              Pro Forma
                                                 Thinking         GVI          -------------------------------------
                                                Tools, Inc.    Security, Inc.   Adjustments     Notes       Combined
                                                -----------   ---------------  -------------------------------------
ASSETS

CURRENT ASSETS:
Cash                                            $     --       $     69       $     --                     $     69
Accounts receivable, net                              --         12,402             --                       12,402
Inventory                                             --          8,368             --                        8,368
Other receivables                                     --          1,429             --                        1,429
Prepaid expenses and other current assets             --            456             --                          456
Deferred income taxes                                 --            302             --                          302
                                                --------       --------       --------                     --------

Total Current Assets                                  --         23,026             --                       23,026


Property and equipment, net                           --            565             --                          565


Other Assets
Deferred loan origination fee, net                    --              5             --                            5
                                                --------       --------       --------                     --------

TOTAL ASSETS                                    $     --       $ 23,596       $     --                     $ 23,596



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $    209       $ 11,173       $     --                     $ 11,382
Accrued expenses                                     460            738           (331)           (a)           867
Note payable - related party                       1,000             --         (1,000)           (a)            --
Loan payable - related party                         150             --             --                          150
Federal income taxes payable                          --            456             --                          456
                                                --------       --------       --------                     --------

Total Current Liabilities                          1,819         12,367         (1,331)                      12,855


LINE OF CREDIT                                        --          8,650             --                        8,650


DEFERRED INCOME TAXES                                 --             89             --                           89
                                                --------       --------       --------                     --------

Total Liabilities                                  1,819         21,106         (1,331)                      21,594
                                                --------       --------       --------                     --------

SHAREHOLDERS' EQUITY


Preferred Stock, Series A                              1             --             --                            1
Preferred Stock, Series B                             --             --             --                           --
Preferred Stock, Series C                             --             --             --                           --
Preferred Stock, Series D                             --             --             --            (a)            --
Preferred Stock, Series E                             --             --              1            (b)             1
Common Stock                                          10             --             --                           10
Additional paid in capital                        20,778            575        (21,137)           (a) (b)       216
Retained Earnings (Deficit)                      (22,608)         1,915         22,467            (b)         1,774
                                                --------       --------       --------                     --------

Total Shareholders' Equity                        (1,819)         2,490          1,331                        2,002
                                                --------       --------       --------                     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     --       $ 23,596       $     --                     $ 23,596
                                                ========       ========       ========                     ========


                              THINKING TOOLS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


11.   SUBSEQUENT EVENTS (CONTINUED)

Unaudited Pro Forma Condensed Financial Statements (Continued)

                              THINKING TOOLS, INC.
             UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003

(In thousands, except per share amounts)
                                                  Historical
                                         ------------------------------              Pro forma
                                           Thinking             GVI          ----------------------------
                                          Tools, Inc       Security, Inc.    Adjustments       Combined
                                         -----------      --------------     -----------      -----------
REVENUES                                 $        --       $    56,336       $       --      $    56,336

COST OF GOODS SOLD                                --            46,667               --           46,667
                                         -----------       -----------       ----------      -----------
GROSS PROFIT                                      --             9,669               --            9,669

SELLING, GENERAL AND ADMINISTRATIVE               31             7,649               --            7,680
                                         -----------       -----------       ----------      -----------
OPERATING INCOME/(LOSS)                          (31)            2,020               --            1,989

INTEREST EXPENSE                                (110)             (227)              --             (337)
                                         -----------       -----------       ----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES               (141)            1,793               --            1,652

INCOME TAXES                                      --               536               --              536
                                         -----------       -----------       ----------      -----------
NET INCOME/(LOSS)                        $      (141)      $     1,257       $       --      $     1,116
                                         ===========       ===========       ==========      ===========
INCOME/(LOSS) PER SHARE:
Basic                                    $        (0)      $         5                       $         0
                                         ===========       ===========                       ===========
Diluted                                  $        (0)      $         5                       $         0
                                         ===========       ===========                       ===========
SHARES USED IN CALCULATION OF NET
INCOME/(LOSS) PER SHARE:
Basic                                         10,205               230                            10,205
                                         ===========       ===========                       ===========
Diluted                                       10,205               230                         1,458,910
                                         ===========       ===========                       ===========

           Notes to Unaudited Pro Forma Condensed Financial Statements

(A) These adjustments reflect the exchange of the Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa, for 10,000 shares of Series D Preferred Stock, immediately prior to the Merger.

(B) These adjustments reflect the issuance of 1,000,000 shares of Series E Convertible Preferred Stock to the former stockholders of GVI and to effect the recapitalization of GVI.

(C) Income/(loss) per share information does not reflect the 65:1 reverse stock split, as it has yet to become effective.

(D) Diluted earnings per share assumes conversion of Series A, D, and E Preferred Stock converting on April 30, 2003, and conversion of exercisable options and warrants based on the terms of the Merger Agreement and the Company's traded market price subsequent to the Merger.