Form 10KSB/A
period 2003-12-31
GVI SECURITY SOLUTIONS INC
filed 2004-04-29
CIK 1021444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-21295

                              -------------------

                          GVI SECURITY SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                         DELAWARE                                                   77-0436410
     (State or Other Jurisdiction of Incorporation or                (I.R.S. Employer identification number)
                       Organization)


                          1621 WEST CROSBY - SUITE 104
                             CARROLLTON, TEXAS 75006
                                 (972) 245-7353
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE

                               -------------------

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

      The issuer had no revenues in its most recent fiscal year.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 22, 2004 was approximately $15,856,930. The number of shares outstanding of the registrant's common stock as of April 22, 2004 was 29,604,005.

                              -------------------

      Transitional Small Business Disclosure Format:

                                 |_| Yes |X| No

================================================================================

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth our directors and executive officers, their ages and the positions they hold:


NAME                            AGE                          POSITION
----                            ---                          --------
Nazzareno E. Paciotti            58     Chief Executive Officer, Chief Financial Officer and Director
Howard Safir 3                   62     Chairman of the Board of Directors
Daniel J. Altobello 2 3          63     Director
Richard J. Berman 1 2            61     Director
Fredrick W. Gluck 3              68     Director
Bruce Galloway 1                 46     Director
Fred Knoll                       48     Director
Joseph R. Rosetti 1              70     Director
Thomas Wade                      41     President, Chief Operating Officer and Director
David Weiner 2                   47     Director
Moshe Zarmi 3                    66     Director

-----------------------------

1  Member of the Audit Committee

2  Member of the Compensation Committee

3  Member of the Governance Committee


                        INFORMATION CONCERNING DIRECTORS

      Each of our directors will serve until our next Annual Meeting of Stockholders or until his respective successor shall have been duly elected and qualified.

      HOWARD SAFIR has served as one of our directors and as Chairman of our Board of Directors since February 2004. Since December 2001 Mr. Safir has been Chairman and Chief Executive Officer of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (DEA). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. In 1994, Mr. Safir became New York City's 29th Fire Commissioner.

      NAZZARENO PACIOTTI has served as our Chief Executive and Chief Financial Officer since February 2004. He has also served as one of our directors since February 2004. From December 2001 to February 2004, Mr. Paciotti was the President and Chief Operating Officer of Pinkerton Consulting & Investigations Division, a global provider of security consulting, investigations and business risk services. Prior to joining Pinkerton, Mr. Paciotti was Chief Financial Officer of Kroll, Inc. from July 1992 to December 2001.

      DANIEL J. ALTOBELLO has served as one of our directors since February 2004. Mr. Altobello has been Chairman of Altobello Family LP since January 1991. Mr. Altobello was also Chairman of the board of directors of Onex Food Services, Inc., the parent corporation of Carterair International, Inc. and LSG/SKY Chefs, from September 1995 to June 2001. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and
President of Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. Mr. Altobello is currently a director of Mesa Air Group, World Airways, Inc., American Management Systems, Inc. and Friedman, Billings, Ramsey Group, Inc., a registered broker-dealer and reporting company.

      RICHARD J. BERMAN has served as one of our directors since February 2004. Since 2000, Mr. Berman has been Chairman of the board of directors of Knowledgecube Group, Inc., an early stage venture capital firm, and of Candidate Resources, Inc., a human resources company that delivers services over the Web. From 1998 to 2000, Mr. Berman was Chairman of the board of directors and Chief Executive Officer of Internet Commerce Corporation, an e-commerce business-to-business service provider. From 1982 to 1998, Mr. Berman was President of the American Acquisitions Company, a privately-held merchant banking firm and from 1983 to 1993, Chairman of the board of directors of Prestolite Battery Company of Canada. From 1975 to 1982, Mr. Berman served in various executive positions at Banker's Trust Company, including as Senior Vice President responsible for managing the mergers and acquisitions and private equity groups of Banker's Trust. Mr. Berman is currently a director of International Microcomputer Software, Inc., a software company, Internet Commerce Corporation, an internet supply chain company, NexMed, a life sciences company, and MediaBay, Inc., a retailer of spoken audio and nostalgia products.

      BRUCE GALLOWAY has served as one of our directors since February 2004. Mr. Galloway is currently a managing member of Galloway Capital Management, as well as a managing director of Burnham Securities, a New York-based investment bank, positions he has held since November 1992. From 1990 to 1992, Mr. Galloway was a senior vice president at the global investment bank, Oppenheimer & Company. Mr. Galloway is currently the Chairman of International Microcomputer Software, Inc. and Datametrics Corporation, a military contractor based in Orlando, Florida. Mr. Galloway is also the Chairman of the Equity Committee for Seitel, Inc. He also serves as a director of Forward Industries, Inc.

     FREDERICK W. GLUCK has served as one of our directors since February 2004. Mr. Gluck joined McKinsey & Company, Inc. in 1967 and served as Managing Director of McKinsey from 1988 to 1994. After retiring from McKinsey in June 1995, Mr. Gluck joined Bechtel Group, Inc. ("Bechtel"), an engineering, construction and project management company. From January 1996 to July 1998, Mr. Gluck served as Vice Chairman and Director of Bechtel. In 1998 he retired from Bechtel and rejoined McKinsey as a special consultant to the firm until July 2003. Mr. Gluck is also a director of HCA Corporation and Amgen Inc.

      FRED KNOLL has served as one of our directors since September 1994 and was Chairman of the Board of Directors from September 1994 until February 2004. Since 1987 Mr. Knoll has been the principal of Knoll Capital Management, a private investment management company. Mr. Knoll is also the portfolio manager of two hedge funds: Europa International (a.k.a. Knoll Capital Fund I) and Knoll Capital Fund II, and manages a private account for ABN Amro Inc.

      JOSEPH R. ROSETTI has served as one of our directors since February 2004. Since December 2001, Mr. Rosetti has served as the President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. From 1987 to 2000 Mr. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From October 2000 to November 2001, Mr. Rosetti was a Senior Vice President at IPSA International, Inc., a provider of investigative and security consulting services. From 1971 to 1987 he was the Director of Worldwide Security for IBM. Mr. Rosetti held government positions prior to joining IBM in the U.S. Internal Revenue Service and the U.S. Department of Justice and was the Chief Accountant for Marriott. Mr. Rosetti is also a director of MediaBay, Inc., a retailer of spoken audio and nostalgia products.

      THOMAS WADE has served as our President and Chief Operating Officer since February 2004. He has also served as one of our directors since February 2004. Mr. Wade, a founder of GVI Security, Inc., has served as the President and Chief Executive Officer of GVI since April 2000.

      DAVID WEINER has served as one of our directors since February 2004 and as a director of our wholly owned subsidiary GVI since May 2003. Currently, Mr. Weiner is the President of W-Net, Inc., an investment and consulting firm he founded in 1998. From December 2002 to April 2003 Mr. Weiner was Co-President for Trestle Holding Inc., a provider of digital imaging and telemedicine products. In 1993, Mr. Weiner joined K-tel, a music retailer, as Vice President of Corporate Development. After creating and successfully executing a business plan for K-tel, he advanced to the position of President in 1996, which he held until he left to form W-Net in 1998.

      MOSHE ZARMI has served as one of our directors since January 1998 and was President and Chief Executive Officer from that time until February 2004. From July 1997 to December 1997, Mr. Zarmi was a consultant to us. Mr. Zarmi has 30 years experience, primarily in high technology industries. From February 1993 to January 1997, Mr. Zarmi was the Chief Executive Officer of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries, where he held various positions in finance and administration, as well as head of US marketing and sales.

AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has determined that Mr. Berman and Mr. Rosetti are "audit committee financial experts," as such term is defined in Item 401(e) of Regulation S-B, and are independent as defined in rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The members of our Board of Directors, our executive officers and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon the copies of Section 16(a) reports which we received from these individuals for their transactions for the year ended December 31, 2003 (the "2003 Fiscal Year") in our common stock and their common stock holdings, we believe that all reporting requirements under
Section 16(a) for the 2003 Fiscal Year were met in a timely manner by our directors, executive officers and beneficial owners of greater than ten percent of our common stock.

CODE OF ETHICS

      We have adopted a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission, which is applicable to our directors, officers and employees. If we make any amendments to the code of ethics for our senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

      As of December 31, 2003 we did not have any employees and we did not pay any compensation in the three fiscal years ended December 31, 2003.

      We did not issue any stock options during the year ended December 31, 2003 and no stock options were exercised during that period.

DIRECTOR COMPENSATION

      With the exception of Mr. Safir, the Chairman of our Board of Directors, our directors do not receive any cash compensation for their service on the Board of Directors. Our directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

Chairman Compensation

      We have entered into an agreement dated as of February 17, 2004 with November Group, Ltd. Mr. Safir is the Chairman and Chief Executive Officer of November Group. The agreement provides that November Group will provide us with advice, consultation and assistance over an initial term of three years and for a fee of $600,000, payable in equal monthly installments over the term of the agreement. In the event that we terminate the agreement for a reason other than a "good reason" (as defined in the agreement), we will be required to pay November Group a termination fee of one half of the entire remaining fee. In addition, upon a change in control, as defined in the agreement, the entire fee shall become due and owing.

      November Group is prohibited under the agreement from copying, using or disclosing any of our Proprietary Information (as defined in the agreement) during the term of the agreement and for a period of two years thereafter and has assigned to us all rights to any inventions it develops during the term of the agreement that pertain directly or indirectly to our business or that are developed during work time or using our materials or facilities. November Group is also prohibited from directly or indirectly soliciting any of our customers, supplier, licensee, licensor and employees during the term of the agreement and for a period of two years thereafter.

Other Board Compensation

      On February 17, 2004, with the exception of Mr. Wade, each of our Directors was granted a stock option, under our 2004 Long-Term Incentive Plan, to purchase shares of our common stock at an exercise price of $2.60 per share (after giving effect to the subsequent one-for-65 reverse stock split). The stock options have a ten year term and vest in four equal installments over a three-year period. The first quarter of each such option vested on February 17, 2004, and the remainder of each such option will vest in equal installments on February 17 of each of the next three-years. Each of Messrs. Berman, Galloway and Gluck was granted a stock option to purchase 300,000 shares of our common stock. Each of Messrs. Rosetti and Paciotti were granted a stock option to purchase 250,000 shares of our common stock. Each of Messrs. Altobello and Weiner was granted a stock option to purchase 200,000 shares of our common stock. Each of Messrs. Knoll and Zarmi was granted a stock option to purchase 150,000 shares of our common stock. Mr. Safir was granted a stock option to purchase 500,000 shares of our common stock.

      Under the terms of the Agreement and Plan of Merger dated as of February 19, 2004, pursuant to which GVI Security, Inc. ("GVI") merged with GVI Security Acquisition Corp., becoming our wholly-owned subsidiary (the "GVI Merger"), Mr. Wade was granted a stock option to purchase 1,975,020 shares of the our common stock (post-split) at an exercise price of $0.32 per share. The stock option has a ten year term expiring on July 22, 2013. Options to purchase 987,510 shares vested on the grant date, 50% of the remaining options vest on May 22, 2004 and the remaining options vest on May 22, 2005.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

      We have entered into employment agreements with each of Nazzereno Paciotti, our Chief Executive and Chief Financial Officer and Thomas Wade, in his capacity as the President of GVI Security, Inc.

      NAZZARENO PACIOTTI

      We have entered into an Executive Employment Agreement, dated as of February 17, 2004 with Nazzareno Paciotti, which provides for a one year term of employment as our Chief Executive Officer and Chief Financial Officer. Under the terms of the Agreement, Mr. Paciotti receives an annual base salary of $200,000 and an incentive bonus in accordance with the terms of our Management Incentive Plan, then in effect. No such plan is currently in effect.

      Pursuant to the agreement, on February 17, 2004, we granted Mr. Paciotti a stock option to purchase 250,000 shares of our common stock at an exercise price of $2.60 per share, as described above.

      In the event that Mr. Paciotti's employment is terminated as a result of his death, permanent disability or for cause, we will pay him his accrued and unpaid base salary through the date of termination plus any accrued vacation pay and unreimbursed expenses. If Mr. Paciotti's employment is terminated without cause, we will pay him (1) an amount equal to his accrued and unpaid salary through the date of termination, plus any accrued vacation pay and any unreimbursed expenses and any incentive bonus then earned but not already paid,
(2) an amount equal to the greater of six months of his then-current salary, or the salary he would have earned had he stayed employed by us through the remainder of the term of the agreement (payable in equal bi-monthly installments over the relevant period) (the "Severance Payments"), and (3) medical insurance coverage for the duration of the period over which he receives the Severance Payments.

      Mr. Paciotti is prohibited under his employment agreement from copying, using or disclosing any of our Proprietary Information (as defined in the agreement) during the term of his employment and for a period of ten years thereafter and has assigned to us all rights to any inventions he develops during his employment that pertain directly or indirectly to our business or that are developed during work time or using our materials or facilities. Mr. Paciotti is also prohibited from directly or indirectly soliciting any of our customers, supplier, licensee, licensor and employees during the term of the agreement and for a period of two years thereafter.

      THOMAS WADE

      Our wholly owned subsidiary, GVI, has entered into an Executive Employment Agreement, dated as of July 22, 2003 with Mr. Wade, which provides for a three year term of employment as President of GVI that expires on July 31, 2006. The agreement automatically renews for consecutive two-year terms unless terminated upon 120 days notice prior to the end of the original or any renewal term. Mr. Wade, under the terms of the agreement, receives an annual base salary of $350,000, which is subject to annual review, in addition to a bonus he received on signing of $100,000, an additional $25,000 on the last day of the first four quarters of the term of the agreement, a monthly non-accountable expense allowance of $1,200 and a monthly automobile allowance of $800. Mr. Wade is also eligible for an annual cash incentive bonus to be determined by the Board of Directors based upon whether GVI meets or exceeds, for each fiscal year through 2006 (each a "Bonus Period"), a combination of two budgeted measurable metrics (the "Measurable Metrics"), as further described in the agreement. The Board of Directors has the discretion to advance to Mr. Wade up to 30% of any anticipated incentive bonus in any quarter and may exceed the incentive bonus set forth in the agreement. If we decide not to renew the agreement at the expiration of the original or any renewal term, the agreement will terminate 120 days following our notice of our intention not to renew. Upon expiration of the agreement, Mr. Wade is entitled to a severance payment equal to his then current annual salary, in addition to any accrued vacation pay and any unreimbursed expenses and any incentive bonus then earned but not already paid. Furthermore, within sixty days after the end of the first Bonus Period following Mr. Wade's termination, we will pay him an incentive bonus on a prorated basis, based upon the number of days he was employed by us during the Bonus Period.

      In the event that Mr. Wade's employment is terminated as a result of his death, permanent disability or for cause, we will pay him his accrued and unpaid base salary through the date of termination plus any accrued vacation pay and unreimbursed expenses. If Mr. Wade's employment is terminated without cause or by Mr. Wade based upon good reason or within 180 days of a Change in Control (as defined in the agreement), we will pay him (1) an amount equal to his accrued and unpaid salary through the date of termination, plus any accrued vacation pay and any unreimbursed expenses and any incentive bonus then earned but not already paid, (2) an amount equal to his then current annual salary (payable in equal bi-monthly installments over the relevant period or in a lump sum at our sole discretion), and (3) the prorated portion of the Incentive Bonus that would otherwise be payable to him with respect to the Bonus Period.

      Mr. Wade is prohibited under his employment agreement from copying, using or disclosing any of our Proprietary Information (as defined in the agreement) during the term of his employment and for a period of ten years thereafter and has assigned to us all rights to any inventions he develops during his employment that pertain directly or indirectly to our business or that are developed during work time or using our materials or facilities. Mr. Wade is also prohibited from directly or indirectly soliciting any of our customers, supplier, licensee, licensor and employees during the term of the agreement and for a period of two years thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT


      The following table sets forth as of April 23, 2004, certain information known to us with respect to the beneficial ownership of our voting securities by
(i) each person who is known by us to own of record or beneficially more than 5% of the outstanding common stock, (ii) each of our directors and our only executive officer at the end of our last fiscal year, and (iii) all of our directors and its executive officer as a group. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 1621 West Crosby Street, Suite 104, Carrollton, Texas 75006.

                                                                        SHARES BENEFICIALLY OWNED*
                                                                   ------------------------------------
                                                                   NUMBER                   PERCENT (%)
        Beneficial Owners of more
        than 5% of Common Stock
        (other than directors and
        executive officers)

Europa International, Inc. 1                                           14,436,569              48.8%

William Teitelbaum 2                                                   13,493,932              45.6%

GVI Acquisition, LLC 3                                                 13,248,588              44.8%

           Directors and Executive Officers

Howard Safir 4                                                            125,000                *

Fred Knoll 5                                                           14,564,015              49.1%

Dan Altobello 4                                                            50,000                *

Richard Berman 4                                                           75,000                *

Bruce Galloway 6                                                           84,519                *

Nazzareno Paciotti 4                                                       62,500                *

Joseph Rosetti 4                                                           62,500                *

Frederick Gluck 4                                                          78,616                *

Thomas Wade 7                                                           3,934,708              12.7%

David Weiner 8                                                         13,298,588              44.9%

Moshe Zarmi 9                                                              49,039                *

   All directors and executive officers as a group                     16,680,454              52.5%
                    (eleven persons) 10

------------------

* Gives effect to the shares of common stock issuable upon the exercise of all options exercisable within 60 days of April 23, 2004 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 29,604,005 shares of the common stock outstanding as of April 23, 2004. All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

1 Includes 13,248,588 shares of common stock beneficially owned by GVI Acquisition, LLC ("Acquisition LLC"), of which Europa International, Inc. ("Europa") has a 52.5% membership interest (see note 3 below). Europa's address is P.O. Box 146, Road Town, Tortola, British Virgin Islands. Fred Knoll is the principal of Knoll Capital Management, L.P., which manages Europa's investments.

2 Mr. Teitelbaum has asserted in a Schedule 13D and a Form 3 filed by him with the SEC on March 1, 2004 that he was issued a warrant by GVI
      Security, Inc. which, following the merger (see "Change in Control" below), entitles him to receive a warrant of the Company exercisable for 4,030,637 shares of common stock. A Notice of Exercise of the warrant was forwarded to the Company on April 26, 2004. The Company disputes the validity of such warrant. Mr. Teitelbaum's address is 4 Winston Court, Dix Hills, NY 11746.

3 Includes (i) 2,453,443 shares of common stock held directly by Thomas Wade, which shares are the subject of an option granted by Mr. Wade to Acquisition LLC, and (ii) 200 shares of common stock issuable on conversion of 200 shares of Series B Preferred Stock. The address of Acquisition LLC is 3940 Laurel Canyon Blvd., Suite 327, Studio City, California 91604. Europa and Woodman Management Corporation ("WMC") are the sole members, and Fred Knoll and David Weiner are the sole managers, of Acquisition LLC. Mr. Weiner is the sole director and stockholder of WMC.

4 Consists solely of shares of common stock that may be purchased upon exercise of currently exercisable stock options.

5 Includes (i) the 72,981 shares of common stock (including 13,742 shares issuable upon exercise of warrants) beneficially owned by Thinking Technologies, of which Knoll Capital Management, L.P. is the general partner; (ii) 14,436,569 shares of common stock beneficially owned by Europa (see note 1); (iii) warrants to purchase 8,458 shares of common stock; and (iv) currently exercisable options to purchase 46,007 shares of common stock. Mr. Knoll's address is c/o Knoll Capital Management, LP, 200 Park Avenue, Suite 3900, New York, New York 10166.

6 Includes (i) 3,134 shares of common stock held directly, (ii) 3,308 shares of common stock held by the Bruce Galloway IRA, (iii) 3,077 shares owned by Jacombs Investments, Inc., of which Mr. Galloway is the principal shareholder and President, and (iv) 75,000 shares of common stock that may be purchased upon exercise of currently exercisable stock options. Mr. Galloway's address is c/o Burnham Securities, 1325 Sixth Avenue, New York, New York 10019.

7 Includes (i) 2,453,443 shares of common stock which may be purchased by Acquisition LLC pursuant to an option granted by Mr. Wade to Acquisition LLC, and (ii) 1,481,265 shares of common stock that may be purchased upon exercise of currently exercisable stock options.

8 Includes (i) 13,248,588 shares of common stock beneficially owned by Acquisition LLC, of which Mr. Weiner is a manager and indirectly holds a 47.5% membership interest, (see note 3 above), and (ii) 50,000 shares of common stock that may be purchased upon exercise of currently exercisable stock options.

9 Consists solely of shares of common stock that may be purchased on conversion and exercise of options and warrants. Mr. Zarmi's address is 215 Frankel Boulevard, Merrick, New York 11566.

10 Includes Messrs. Safir, Knoll, Altobello, Berman, Galloway, Paciotti, Rosetti, Gluck, Wade, Weiner and Zarmi.



      For information regarding securities authorized for issuance under our equity compensation plans, see Item 5 of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In November 2000, in consideration of advances made by Thinking Technologies, L.P. to us, Technologies was issued a Demand Convertible Grid Note (the "Note") in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note was subsequently transferred by Technologies to Europa International Inc. Fred Knoll is the principal of Knoll Capital Management, L.P., which (1) is the general partner of Technologies, and (2) is the investment manager for Europa. The principal and interest outstanding under the Note was originally convertible into shares of our common stock at a price of $0.375 per share (before giving effect to the one-for-65 reverse stock split), and in February 2001, the Note was amended to change the conversion price to $0.12 per share (before giving effect to the one-for-65 reverse stock split). On January 4, 2002, in consideration of Technologies' agreement not to demand payment on the Note for a period of six months, the Board of Directors approved a resolution further reducing the conversion price of the Note, so that upon conversion, the Note would convert into 80% of our outstanding common stock on a fully-diluted basis. At December 31, 2003, the amount outstanding under the Note was approximately $1,317,000 consisting of principal of $1,000,000 and interest of $317,000.

      During the years ended December 31, 2003 and 2002, we also received advances approximating $75,000 each year from Europa. These loans accrued interest at 10% per annum and were due upon demand. Through December 31, 2003, approximately $14,000 of interest had accrued on the loans.

      Immediately prior to the GVI Merger, and as a condition thereto, Europa exchanged the Note and all of our other indebtedness to Europa, for 10,000 shares of our Series D Convertible Preferred Stock, which shares subsequently converted into an aggregate of 1,187,983 shares of our common stock.

      In connection with the GVI Merger, the former stockholders of GVI were issued an aggregate of 1,000,000 shares of our Series E Preferred Stock. Each share of Series E Preferred Stock converted into approximately 28.2 shares of our common stock on April 12, 2004 upon our filing of an amendment to our Certificate of Incorporation increasing our authorized number of shares of common stock to 75,000,000 and effecting a one-for-65 reverse split of our common stock, so that the shares of Series E Preferred Stock issued in the GVI Merger converted into an aggregate of 28,214,587 shares of our common stock, constituting approximately 95.3% of our shares of common stock outstanding at the time of the GVI Merger.

      The two largest stockholders of GVI prior to the GVI Merger were William Teitelbaum, who owned approximately 47.8% of GVI's common stock, and Acquisition LLC, which owned approximately 38.3% of GVI's common stock. As a result of the GVI Merger (1) Teitelbaum was issued 13,493,932 shares of our common stock (post-split), constituting approximately 45.6% of our then outstanding shares of common stock (assuming the conversion of all other shares of our preferred stock then outstanding) and (ii) Acquisition LLC was issued 10,795,145 shares of our common stock (post-split), constituting approximately 36.5% of the outstanding shares of our common stock then outstanding (assuming the conversion of all other shares of our preferred stock then outstanding).

      Acquisition LLC is a California limited liability company, whose sole managers, Fred Knoll and David Weiner, are our current directors. Prior to the GVI Merger, Mr. Knoll was also our Chairman. The sole members of Acquisition LLC are Woodman Management Corporation ("WMC"), which has a 47.5% membership interest in Acquisition LLC, and Europa, which has a 52.5% membership interest in Acquisition LLC. Mr. Weiner controls WMC and is its sole stockholder. Mr. Knoll is the principal of Knoll Capital Management, L.P., which is the investment manager for Europa.

      In the normal course of business, GVI, our wholly owned subsidiary, sells products to a company principally owned by Mr. Teitelbaum. During 2003 and 2002, GVI made sales in the amounts of $299,846 and $527,899, respectively, to this company. At December 31, 2003 and 2002, amounts due from this company to GVI were $207,507 and $74,739, respectively.

      On February 18, 2004, we entered into a consulting agreement with Europa pursuant to which Europa has agreed to provide consulting services to us with respect to our financial affairs, capitalization and the elimination of certain liabilities listed on our balance sheet as of September 30, 2003 (the "Liabilities"). As consideration for these services, we will pay Europa 93% of the amount of the Liabilities eliminated from our balance sheet (other than as a result of our repayment of a Liability) up to a maximum of $195,000. The agreement has a term of eighteen months and may be terminated at any time by Europa.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBITS.

      The following Exhibits are filed with this report as indicated below.

      14.1  Code of Business Conduct and Ethics of GVI Security Solutions, Inc.

      31.1 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated April 29, 2004.

      32.1  Certification  by Nazzareno  Paciotti,  Chief Executive  Officer and
            Chief  Financial   Officer  of  the   Registrant,   pursuant  to  18
            U.S.C.ss.1350, dated April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table sets forth the aggregate fees billed by Mercadien P.C. in connection with the services rendered during the past two fiscal years.


                    TYPE OF FEE                      2003              2002
                    -----------                      ----              ----
                    Audit Fees 1                   $45,862           $20,356

                    Audit-Related Fees                -0-               -0-

                    Tax Fees                          -0-               -0-

                    All Other Fees                    -0-               -0-

                    Total Fees For Services
                    Provided                       $45,862           $20,356


      ----------

      1. Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.




PRE-APPROVAL POLICIES AND PROCEDURES

      The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. The Audit Committee approved all such services prior to the auditor's engagement for such services during the year ended December 31, 2003.

                                  EXHIBIT INDEX

      14.1  Code of Business Conduct and Ethics of GVI Security Solutions, Inc.

      31.1 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated April 29, 2004.

      32.1  Certification  by Nazzareno  Paciotti,  Chief Executive  Officer and
            Chief  Financial   Officer  of  the   Registrant,   pursuant  to  18
            U.S.C.ss.1350, dated April 29, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2004.


                                     GVI SECURITY SOLUTIONS, INC.


                                     By: /s/   Nazzareno E. Paciotti
                                         ----------------------------
                                         Nazzareno E. Paciotti
                                         Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   SIGNATURE                                          TITLE                               DATE

         /s/ Nazzareno E. Paciotti
--------------------------------------------
Nazzareno E. Paciotti                            Chief Executive Officer (Principal Executive        April 28, 2004
                                                 Officer), Chief Financial Officer (Principal
                                                 Accounting and Financial Officer) and Director


         /s/ Howard Safir
--------------------------------------------
Howard Safir                                     Chairman of the Board of Directors                  April 28, 2004


         /s/ Daniel J. Altobello
--------------------------------------------
Daniel J. Altobello                              Director                                            April 26, 2004


         /s/ Richard Berman
--------------------------------------------
Richard Berman                                   Director                                            April 28, 2004


         /s/ Bruce Galloway
--------------------------------------------
Bruce Galloway                                   Director                                            April 28, 2004



         /s/ Frederick W. Gluck
--------------------------------------------
Frederick W. Gluck                               Director                                            April 28, 2004


         /s/ Fred Knoll
--------------------------------------------
Fred Knoll                                       Director                                            April 27, 2004


         /s/ Joseph R. Rosetti
--------------------------------------------
Joseph R. Rosetti                                Director                                            April 28, 2004


--------------------------------------------
Thomas Wade                                      Director                                            April __, 2004


         /s/ David Weiner
--------------------------------------------
David Weiner                                     Director                                            April 26, 2004


         /s/ Moshe Zarmi
--------------------------------------------
Moshe Zarmi                                      Director                                            April 28, 2004