Form 10QSB
period 2004-03-31
GVI SECURITY SOLUTIONS INC
filed 2004-05-24
CIK 1021444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-21295

                          GVI Security Solutions, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0436410
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     1621 West Crosby - Suite 104,                        75006
           Carrollton, Texas
(Address of principal executive offices)               (Zip code)

                                 (972) 245-7353
              (Registrant's telephone number, including area code)

          (Former Name or Former Address, if Changed Since Last Report)


      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes     |_| No

      As of May 5, 2004 there were 29,603,750 shares of the registrant's common stock outstanding.

      Transitional Small Business Disclosure Format:

                                 |_| Yes     |X| No

                          GVI SECURITY SOLUTIONS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................  3

    Item 2.  Management's Discussion and Analysis or Plan of Operation....... 12

    Item 3.  Controls and Procedures......................................... 14

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders............. 15

    Item 6.  Exhibits and Report on Form 8-K................................. 16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          GVI SECURITY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

(In thousands, except share and per share amounts)

       ASSETS

Current Assets

   Cash                                                                $        960
   Accounts receivable, net                                                  10,477
   Inventory                                                                  9,475
   Other receivables                                                            778
   Prepaid expenses and other current assets                                    616
   Deferred income taxes                                                        302
                                                                       ------------
      Total Current Assets                                                   22,608

Property and Equipment, Net                                                     584

Other Assets
   Deposits                                                                     143
   Investment in Bio Access ID                                                  250
                                                                       ------------
      Total Assets                                                     $     23,585
                                                                       ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                    $     12,584
   Accrued expenses                                                             793
   Subordinated Notes Payable                                                   159
   Federal income taxes payable                                                  16
                                                                       ------------
      Total Current Liabilities                                              13,552

Line of Credit                                                                8,025
Deferred Income Taxes                                                            89
                                                                       ------------
      Total Liabilities                                                      21,666
                                                                       ------------
Commitments and Contingencies

Stockholders' Equity

   Preferred stock, Series A, $.001 par value; 3,000,000
     shares authorized, 1,148,799 shares issued and
     outstanding                                                                  1
   Preferred stock, Series B, $.001 par value, 200 shares
     authorized, 200 shares issued and outstanding                               --
   Preferred stock, Series C, $.001 par value, 400,000
     shares authorized, none issued or outstanding                               --
   Preferred stock, Series D, $.001 par value, 10,000 shares
     authorized, 10,000 shares issued and outstanding                            --
   Preferred stock, Series E, $.001 par value, 1,000,000
     shares authorized, 1,000,000 shares issued and
     outstanding                                                                  1
   Common stock, $.001 par value, 20,000,000 shares
     authorized; 10,204,637 shares issued and outstanding                        10
   Additional paid-in capital                                                   261
   Retained earnings                                                          1,646
                                                                       ------------
      Total Stockholders' Equity                                              1,919
                                                                       ------------
      Total Liabilities and Stockholders' Equity                       $     23,585
                                                                       ============

                     See Notes to the Financial Statements

                          GVI SECURITY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)                                            Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                      2004           2003
                                                                                 ------------    ------------
                                                                                                  Predecessor
                                                                                                    Business
Revenues                                                                         $     14,989    $     10,017

Cost of Revenues                                                                       12,469           8,222
                                                                                 ------------    ------------
Gross Profit                                                                            2,520           1,795

Selling, General and Administrative Expenses                                            2,807           1,442
                                                                                 ------------    ------------
Operating Income (Loss)                                                                  (287)            353

Interest Expense                                                                          (88)            (57)
                                                                                 ------------    ------------
Income (Loss) before taxes                                                               (375)            296

Income Tax Expense (Benefit)                                                             (106)             --
                                                                                 ------------    ------------
Net Income (Loss)                                                                $       (269)   $        296
                                                                                 ============    ============
Income (Loss) Per Share

     Basic                                                                       $      (0.01)   $       0.01
                                                                                 ============    ============
     Diluted                                                                     $      (0.01)   $       0.01
                                                                                 ============    ============

Shares Used in Calculation of Net Income (Loss) Per Share

     Basic                                                                             28,913          28,372
                                                                                 ============    ============
     Diluted                                                                           28,913          28,427
                                                                                 ============    ============

                     See Notes to the Financial Statements

                          GVI SECURITY SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS

(In thousands)                                                                        Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                    2004            2003
                                                                                 ------------    ------------
                                                                                                  Predecessor
                                                                                                    Business
Cash Flows From Operating Activities

     Net Income (Loss)                                                           $       (269)   $        296
     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Used In Operating Activities
         Depreciation                                                                      36              25
         Amortization of deferred loan origination fee                                      5               5
     Changes in Assets and Liabilities

       Accounts receivable                                                              1,925             237
       Inventory                                                                       (1,107)            284
       Other receivables                                                                  651            (140)
       Prepaids and other current assets                                                 (160)            243
       Accounts payable                                                                 1,202            (869)
       Accrued expenses                                                                   (38)             39
       Deposits                                                                          (143)             --
       Federal income tax payable                                                        (440)             --
                                                                                 ------------    ------------
       Net Cash Provided by Operating Activities                                        1,662             120
                                                                                 ------------    ------------
Cash Flows From Investing Activities

     Purchase of property and equipment                                                   (55)            (23)
     Purchase of investment in Bio Access ID                                             (250)             --
                                                                                 ------------    ------------
       Net Cash Used in Investing Activities                                             (305)            (23)

Cash Flows From Financing Activities

     Proceeds from subordinated notes payable                                             159              --
     Proceeds/(Repayments) of lines of credit                                            (625)             --
                                                                                 ------------    ------------
       Net Cash Provided (Used) by Financing Activities                                  (466)            124

Net Increase in Cash                                                                      891             221

Cash, Beginning of Period                                                                  69             166
                                                                                 ------------    ------------
Cash, End of Period                                                              $        960    $        387
                                                                                 ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND  FINANCING
ACTIVITIES

Liabilities Assumed in Acquisition                                               $      1,819    $         --
Series A Preferred Stock Assumed in Acquisition                                             1              --
Conversion of Related Party Note and Loan Payable and
   Accrued Interest into Preferred Series D Stock                                       1,517              --
Issuance of Preferred Series E Stock in Acquisition                                         1              --

                     See Notes to the Financial Statements

                          GVI SECURITY SOLUTIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

   These financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and the Form 8-K/A filed on April 22, 2004.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange
   Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

   On February 20, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 19, 2004, by and among the Company, GVI Security, Inc. ("GVI"), and GVI Security Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, GVI merged (the "Merger") with GVI Security Acquisition Corp., becoming the Company's wholly-owned subsidiary, and the stockholders of GVI became stockholders of the Company. As a result of the Merger, the business of GVI is now the Company's business. GVI is the exclusive distributor of Samsung Electronics video security products in North, Central and South America, and distributes video surveillance and other security products to wholesale distributors and consumers. GVI's security products include both proprietary GVI solutions and Samsung Electronics components.

   For accounting purposes, because GVI Security Solutions, Inc. (formerly Thinking Tools, Inc.) had become a shell company, the Merger was treated as a recapitalization of GVI Security, Inc. As such, the historical financial information prior to the merger is that of GVI Security, Inc.

   Immediately prior to the Merger, and as a condition thereto, Europa exchanged the Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa, for 10,000 shares of the Series D Convertible Preferred Stock of the Company, which were convertible into an aggregate of 77,218,860 shares of common stock. In the Merger, the Company issued to the former stockholders of GVI an aggregate of 1,000,000 shares of the Series E Convertible Preferred Stock, which were convertible into an aggregate of approximately 1,833,948,000 shares of the Company's common stock.

   Pursuant to its obligations under the Merger Agreement, on March 23, 2004, the Company filed with the Securities and Exchange Commission, a Definitive Information Statement with respect to the approval by the Company's stockholders of (i) amendments to the Company's certificate of incorporation increasing the authorized shares of the Company's common stock to 75,000,000 and effecting a one-for-65 reverse stock split of the common stock so that the Company would have sufficient shares of unissued common stock so as to permit the conversion of all of the Series D Stock, Series E Stock and all other convertible securities of the Company (the "Charter Amendment"), (ii) the Stock Option Plan, and (iii) the change of its name to GVI Security Solutions, Inc. These actions were approved of by the Board of Directors on February 26, 2004. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware giving effect to such amendments in April 2004. In April 2004, all outstanding shares of Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock automatically converted into shares of the Company's common stock, and the Company effected a one-for-65 reverse common stock split.

   In order to present comparative Earnings Per Share information for the three month periods ended March 31, 2004 and 2003, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split.

   Until May, 2003, GVI elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code. Under those provisions, GVI did not provide for or pay Federal and certain corporate state income taxes on its taxable income for the period ended March 31, 2003. Instead, the stockholders were liable for individual Federal and State income taxes on their share of the Company's taxable income.

NOTE 2 ~ STOCK-BASED COMPENSATION

   In December 2002, the Financial Accounting Standards Board Issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." this statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation using Accounting Principles Board (APB) Option No. 25, "Accounting for Stock Issued to Employees" and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The exercise price of options granted under the stock option plan is equal to the market price of the underlying stock on the date of grant. Therefore, no compensation cost was recorded under APB No. 25.

   If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, proforma net income for the three month periods ended March 31, 2004 and 2003, would have been as follows (in thousands):

                                                                                       2004        2003
                                                                                    ----------- -----------
       Net income (loss), as reported                                               $    (269)  $     296
       Stock-based employee compensation expense, net of related tax effects               91          --
                                                                                    ---------   ---------

         Net Income (loss), pro forma                                               $    (360)  $     296
                                                                                    =========   =========


      The weighted average fair value of options granted during 2004 was $1.62. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

         Risk free rate of return                                                        3.02%          --  %
         Option lives in years                                                           5              --
         Annual volatility of stock price                                                74%            --  %
         Dividend yield                                                                  --%            --  %


NOTE 3 ~ LINE OF CREDIT

The line of credit contains certain financial and other covenants with which the Company was either in compliance at March 31, 2004 or has obtained an appropriate waiver from the lender.

NOTE 4 ~ SUBORDINATED NOTES PAYABLE

    On March 31, 2004, GVI received a total of $159,000 from the Company's Chief Executive Officer and affiliates of two directors for subordinated convertible notes payable, bearing interest at 10% per year, which are convertible into the common stock of the Company at $5.10 per share
    (post-reverse split). The notes are due at the earlier of a closing of a public or private security offering of at least $3,000,000, a change of control, or September 30, 2004.

NOTE 5 ~ RELATED PARTY TRANSACTIONS

   In the normal course of business, the Company conducts certain transactions with a company owned by William Teitlebaum, a shareholder. During the three month periods ended March 31, 2004 and 2003, the Company sold security products of approximately $10,000 and $141,000, respectively, to this company. At March 31, 2004 and 2003, amounts due from this company, which are included in accounts receivable, were $213,000 and $141,000, respectively.

   In the normal course of business, the Company pays sales commissions to a shareholder of the Company. During the three month periods ended March 31, 2004 and 2003, the Company paid sales commissions to the shareholder of $81,000 and $74,000, respectively.

   Europa is managed by a company owned by a shareholder of the Company. Certain options and warrants are owned by officers and directors of the Company. The Company's Chief Executive Officer and affiliates of two directors advanced $159,000 for subordinated convertible notes payable (See Note 4).

NOTE 6 ~ CONTINGENCIES

   A shareholder, Teitelbaum, claims ownership of a warrant allegedly issued by GVI prior to the Merger, which would, he claims, under the terms of the Merger, entitle him to purchase 261,991,428 shares of common stock at an aggregate exercise price of $3,285.70, before giving effect to the reverse split (the "Warrant"). The Company disputes the validity of the Warrant.

   Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities.

   The Company is also a party to other disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

NOTE 7 ~ 2004 STOCK INCENTIVE PLAN

   In February 2004, the Company adopted the 2004 Long-Term Stock Incentive Plan and reserved 386,094,320 shares of its common stock (prior to giving effect to the reverse stock split). In addition, in February, the Company granted options for common stock exercisable under the plan of 173,875,000 at $0.04 per share and 183,394,797 at $0.0049 per share (prior to giving effect to the reverse stock split).

NOTE 8 ~ INVESTMENT IN Bio-AccessID, LLC

   On January 20, 2004, pursuant to a Membership Purchase Agreement by and among John Carter, Ronald DeBerry, GVI Security Solutions, Inc., and Bio-AccessID, LLC ("Bio-Access"), the Company purchased a 5% membership interest in Bio-Access for $250,000. As part of the agreement, the Company has the right to acquire up to an additional 16% of Bio-Access over a three-year period after certain agreed-upon purchase goals have been attained for a purchase price of up to an additional $500,000.

NOTE 9 ~ UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

   The following unaudited pro forma condensed statements of operations of the Company have been prepared to indicate how the financial statements of the Company might have looked if the Merger with GVI and transactions related to that Merger had occurred as of the beginning of the periods presented.

   The pro forma condensed statements of operations have been prepared using the historical financial statements of the Company and GVI for the three month periods ended March 31, 2004 and 2003. The per share information has been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split. For accounting purposes, because the Company had become a shell company, the Merger was treated as a recapitalization of GVI.

   The pro forma condensed statements of operations should be read in conjunction with a reading of the historical financial statements of the Company and GVI. The pro forma condensed statements of operations are presented for illustrative purposes only and are not intended to be indicative of actual financial condition or results of operations had the Merger been in effect during the periods presented, or of financial condition or results of operations that may be reported in the future.

                          GVI SECURITY SOLUTIONS, INC.

              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     THREE MONTH PERIOD ENDED MARCH 31, 2004

(In Thousands, except per share amounts)

                                                 Historical                        Pro Forma
                                       ------------------------------    -----------------------------
                                       GVI Security
                                         Solutions,          GVI
                                            Inc.        Security, Inc.    Adjustments      Combined
                                       -------------    -------------    -------------   -------------
Revenues                               $          --    $      14,989    $          --   $      14,989

Cost of Goods Sold                                --           12,469               --          12,469
                                       -------------    -------------    -------------   -------------
Gross Profit                                      --            2,520               --           2,520

Selling, General and Administrative               31            2,807               --           2,838
                                       -------------    -------------    -------------   -------------

Operating Income / (Loss)                        (31)            (287)              --            (318)

Interest Expense                                (110)             (88)             110             (88)
                                       -------------    -------------    -------------   -------------

Income (Loss) Before Income Taxes               (141)            (375)             110            (406)
                                       -------------    -------------    -------------   -------------

Provision (Benefit) for Income Taxes              --             (106)              --            (106)
                                       -------------    -------------    -------------   -------------

Net Income / (Loss)                    $        (141)   $        (269)   $         110   $        (300)
                                       =============    =============    =============   =============

Income / (Loss) Per Share:
      Basic and Diluted                                                                  $       (0.01)
                                                                                         =============

Shares Used in Calculation of Net
   Income / (Loss) Per Share:
      Basic and Diluted                                                                         28,372
                                                                                         =============

The adjustments reflect the exchange of the indebtedness by the Company to Europa by removing the related interest expense. Basic and fully diluted earnings per share assume conversion of Series A, D, and E Preferred Stock on January 1, 2004.

                          GVI SECURITY SOLUTIONS, INC.

              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     THREE MONTH PERIOD ENDED MARCH 31, 2003

(In Thousands, except per share amounts)

                                                 Historical                        Pro Forma
                                       ------------------------------    -----------------------------
                                       GVI Security
                                         Solutions,          GVI
                                            Inc.        Security, Inc.    Adjustments      Combined
                                       -------------    -------------    -------------   -------------
Revenues                               $          --    $      10,017    $          --   $      10,017

Cost of Goods Sold                                --            8,222               --           8,222
                                       -------------    -------------    -------------   -------------

Gross Profit                                      --            1,795               --           1,795

Selling, General and Administrative                8            1,442               --           1,450
                                       -------------    -------------    -------------   -------------
Operating Income / (Loss)                         (8)             353               --             345

Interest Expense                                 (27)             (57)              27             (57)
                                       -------------    -------------    -------------   -------------
Income (Loss) Before Income Taxes                (35)             296               27             288

Provision (Benefit) for Income Taxes              --               --               --              --
                                       -------------    -------------    -------------   -------------

Net Income / (Loss)                    $         (35)   $         296    $          27   $         288
                                       =============    =============    =============   =============
Income / (Loss) Per Share:
      Basic                                                                              $       (0.01)
                                                                                         =============
      Diluted                                                                            $       (0.01)
                                                                                         =============

Shares Used in Calculation of Net
Income / (Loss) Per Share:
      Basic                                                                                     28,372
                                                                                         =============
      Diluted                                                                                   28,383
                                                                                         =============

The adjustments reflect the exchange of the indebtedness by the Company to Europa by removing the related interest expense. Basic and fully diluted earnings per share assume conversion of Series A, D, and E Preferred Stock on January 1, 2003. Fully diluted earnings per share also assumes conversion of exercisable options and warrants based on the terms of the agreements and the Company's traded market price subsequent to the Merger.

NOTE 10 ~ SUBSEQUENT EVENTS

On April 12, 2004, the Company changed its name to GVI Security Solutions, Inc., increased the total shares authorized to 75 million, resulting in the conversion to common stock of the preferred stock Series A, D, and E outstanding shares, and effected a one for 65 reverse common stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: reliance on primary supplier; outstanding indebtedness; reliance on a primary retailer for sales through the retail channel; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company's 2003 Annual Report on Form 10-KSB.

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF GVI'S OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET REVENUES

Total net revenues increased 50% to approximately $15 million in the first quarter of 2004 from approximately $10 million in the first quarter of 2003. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by both Samsung Electronics and the other manufacturers whose products we distribute.

COST OF REVENUES

Total cost of goods sold increased 52% to approximately $12.5 million in the first quarter of 2004 from approximately $8.2 in the first quarter of 2003. The increase was due to the increased revenue volume in addition to higher inbound freight costs and changes in our product mix. As a result of the changes in sales and costs of goods sold, gross profit in the first quarter of 2004 increased to approximately $2.5 million from approximately $1.8 million in the first quarter of 2003, and gross profit as a percentage of net sales decreased to 16.8% in the first quarter of 2004 compared with 17.9% in the first quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total  selling,   general  and   administrative   expenses   increased  100%  to
approximately $2.8 million in the first quarter of 2004 from approximately $1.4 million in the first quarter of 2003.

Sales and Marketing. Sales and marketing expenses increased 97% to approximately $1,231,000 in the first quarter of 2004 from approximately $624,000 in the first quarter of 2003. The increase was primarily due to increased commissions, salaries, contract and temporary help, and travel-related expenses.

General and Administrative. General and administrative expenses increased 93% to approximately $1,576,000 in the first quarter of 2004 from approximately $818,000 in the first quarter of 2003. The increased general and administrative expense was primarily due to increased salaries and wages associated with additional hires, additional provision for doubtful accounts resulting from our higher revenues as well as the inclusion of expenses associated with the reverse merger completed on February 20, 2004 and costs associated with being a public company amounting to approximately $300,000 in the first quarter of 2004, with no corresponding type charges in the first quarter of 2003.

INTEREST EXPENSE

Interest expense in the first quarter of 2004 increased 54% to approximately $88,000 from approximately $57,000 in the first quarter of 2003. The increase was primarily related to higher outstanding borrowings during the first quarter 2004 compared with the first quarter of 2003.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax benefit was a tax benefit of approximately $106,000 for the first quarter of 2004 compared with $0 tax expense for the first quarter of 2003. Prior to May 23, 2003, GVI Security, Inc. ("GVI") elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the period from January 1, 2003 until May 2003.

NET INCOME

As a result of the items discussed above in the first quarter 2004 there was a net loss of $269,000 compared with a net income of $296,000 in the first quarter 2003.

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

Interest on the revolving loans is due on a monthly basis. At GVI's option, revolving loans currently bear interest at a rate either tied to the lender's prime rate or the rate of interest offered in the interbank Eurodollar market selected by lender. Depending on GVI's debt-to-tangible net worth ratio, prime rate borrowings bear interest at a rate equal to the lender's prime rate minus ..50%, the lender's prime rate, or the lender's prime rate plus .50%, and Eurodollar borrowings bear interest at a rate equal to the applicable Eurodollar rate plus between 2.25% and 3.25%. The Credit Agreement provides for a number of
affirmative  and  negative  covenants,   restrictions,   limitations  and  other
conditions including among others, maintenance of minimum tangible net worth, maintenance of minimum quarterly earnings, and compliance with debt to tangible net worth ratio covenants.

At December 31, 2003, GVI was not in compliance with the minimum tangible net worth and maximum debt-to-tangible net worth ratio financial covenants contained in the Credit Agreement. On February 18, 2004, the lender waived GVI's non-compliance with those financial covenants and amended those covenants for future periods. In connection with this waiver and amendment, the lender increased the interest rate applicable to borrowings under the Credit Agreement to those described above, and required GVI to pay the lender a fee of $25,000. At March 31, 2004, GVI was not in compliance with the amended (a) minimum tangible net worth, (b) maximum debt-to-tangible net worth ratio, and (c) net income financial covenants contained in the Credit Agreement. On May 21, 2004, the lender waived GVI's non-compliance with those financial covenants.

On March 31, 2004, our Chief Executive Officer and affiliates of two of our directors provided us with an aggregate of $159,000 of subordinated convertible loans to fund short-term capital requirements. These loans bear interest at a rate of 10% per annum, mature upon the occurrence of certain events, but in any event, no later than September 30, 2004, and are convertible into shares of our Common Stock at a price of $5.10 per share.

At March 31, 2004, we had cash and cash equivalents of approximately $960,000, working capital of approximately $9.0 million and outstanding revolving loans of approximately $8.025 million, with approximately $369,000 of additional availability under the Credit Agreement, compared to GVI's cash and cash equivalents of approximately $387,000, working capital of approximately $5.0 million and outstanding revolving loans of approximately $3.47 million, with approximately $1,021,000 of additional availability under a Credit Agreement with GVI's prior lender at March 31, 2003. Management believes that our existing cash position and credit facility (or replacement financing discussed below) combined with internally generated cash flow will satisfy our cash requirements for the remainder of 2004. The approximately $573,000 increase in cash and cash equivalents at March 31, 2004 resulted primarily from increased business levels.

We are currently negotiating with a financial institution to provide us with loans of approximately $15,000,000, the proceeds of which would be used in part to repay in full all of our outstanding obligations to Comerica bank under the Credit Agreement. The proposed loan facility would not contain financial covenants, and loans thereunder would be convertible into shares of our Common Stock. Although we anticipate closing this transaction shortly, there can be assurance as to when or whether such transaction will occur.

ITEM 3. CONTROLS AND PROCEDURES.

      Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of March 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART III. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On January 25, 2004, the holders of a majority of our voting capital stock acted by written consent in lieu of a special meeting of stockholders to approve amendments to the Certificate of Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock included in our Certificate of Incorporation which would (i) eliminate the right of the holders of Series A Preferred Stock to receive divided payments thereon, including dividend payments that had accrued but remained unpaid, and dividend payments that such holders would have otherwise been entitled to receive as a result of the shares of Series A Preferred Stock not being converted into Common Stock by March 7, 2001, and (ii) reduces the number of shares of Common Stock into which each share of Series A Preferred Stock convertible into (the "Conversion Ratio") from ten (10) shares to two and one-half (2.5) shares. On April 12, 2004, we filed with the Delaware Secretary of State an Amended Certificate of Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock giving effect to these amendments. These amendments were approved of by stockholders holding 677,225 shares of our Series A Preferred Stock, 200 shares of our Series B Preferred Stock and 5,131,121 shares of our Common Stock (before giving effect to our one-for-65 reverse stock split).

      On March 3, 2004, the holders of a majority of our voting capital stock acted by written consent in lieu of a special meeting of stockholders (I) to approve amendments to our Certificate of Incorporation which would (i) change our name to GVI Security Solutions, Inc., (ii) increasing our authorized shares of common stock to 75,000,000, and (iii) effecting the one-for-65 reverse split of our Common Stock; and (II) approving our 2004 Long-Term Incentive Plan. On April 12, 2004, we filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation giving effect to these amendments. These amendments and the 2004 Long-Term Incentive Plan were approved of by stockholders holding 200 shares of our Series B Preferred Stock, 10,000 shares of our Series D Preferred Stock, 521,739 shares of our Series E Preferred Stock and 5,131,121 shares of our Common Stock (before giving effect to our one-for-65 reverse stock split).

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

(a)   Exhibits

      Number                              Description
      ------                              -----------

      3           Certificate of Incorporation and Amendments

      31 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

      32 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. ss.1350.

(a) The following reports on Form 8-K were filed during the quarter ended March 31, 2004.

      On February 17, 2004, we filed a Current Report on Form 8-K, Item 4, announcing our engagement of Mercadien P.C. as our independent accountants to audit our financial statements for the fiscal years ended December 31, 2003 and 2002.

      On February 27, 2004, we filed a Current Report on Form 8-K, Items 1, 2 and 5, announcing (1) our change in control as a result of our consummating a merger pursuant to which we acquired all of the outstanding capital stock of GVI Security, Inc ("GVI"), (2) our acquisition of the outstanding capital stock of GVI, (3) the appointment of new directors and officers and (4) the approval by our Board of Directors of certain amendments to our Certificate of Incorporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GVI SECURITY SOLUTIONS, INC.

Date:  May 24, 2004             By: /s/ Nazzareno E. Paciotti
                                    ------------------------------------
                                    Name:  Nazzareno E. Paciotti
                                    Title:  Chief Financial Officer

                                  EXHIBIT INDEX

(b)

      Number                              Description
      ------                              -----------

      3           Certificate of Incorporation and Amendments

      31 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

      32 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. ss.1350.