Form 10QSB
period 2004-06-30
GVI SECURITY SOLUTIONS INC
filed 2004-08-23
CIK 1021444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       or
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 0-21295

                          GVI SECURITY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0436410
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       2801 Trade Center Dr #120
           Carrollton, Texas                            75007
(Address of principal executive offices)               (Zip code)

                                 (972) 245-7353
               (Registrant's telephone number,including area code)

         (Former Name or Former Address, if Changed Since Last Report)

CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| YES |_| NO

As of August 16, 2004 there were 29,603,879 shares of the registrant's common stock outstanding.

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

    Item 6.  Exhibits and Report on Form 8-K................................. 16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GVI SECURITY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                 (In thousands)

       ASSETS                                                June 30, 2004
                                                               -------
Current Assets

   Cash                                                        $ 2,210
   Accounts Receivable, Net                                     12,529
   Inventory                                                    10,055
   Other Receivables                                               625
   Prepaid Expenses And Other Current Assets                       618
   Deferred Income Taxes                                           251
   Refundable Income Taxes                                         451
                                                               -------
      Total Current Assets                                     $26,739

Property And Equipment, Net                                      1,826

Other Assets
   Deposits                                                        103
   Loan Origination Fees, Net                                    1,739
   Investment In Bio Access ID                                     250
                                                               -------
Total Assets                                                   $30,657
                                                               =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                            $13,289
   Accrued Expenses                                              1,412
   Debt, Current Portion                                           927
                                                               -------
      Total Current Liabilities                                $15,628

Debt, Net Of Current Portion                                    14,268
Deferred Income Taxes                                               39
                                                               -------
       Total Liabilities                                       $29,935

Commitments And Contingencies

Stockholders' Equity

   Preferred Stock, Series B, $.001 Par Value, 200 Shares
     Authorized, 200 Shares Issued And Outstanding
   Preferred Stock, Undesignated, $.001 Par Value, 2,999,800
     Shares Authorized, None Issued Or Outstanding
   Common Stock, $.001 Par Value, 75,000,000 Shares
     Authorized; 29,603,879 Shares Issued And Outstanding           12
   Additional Paid-In Capital                                      436
   Retained Earnings                                               274
                                                               -------
      Total Stockholders' Equity                                   722
                                                               -------
      Total Liabilities And Stockholders' Equity               $30,657
                                                               =======

                     SEE NOTES TO THE FINANCIAL STATEMENTS

                          GVI SECURITY SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                   June 30,
                                                               -----------------------       -----------------------
                                                                 2004           2003           2004            2003
                                                               --------       --------       --------       --------
                                                                             Predecessor                   Predecessor
                                                                              Business                      Business
                                                               --------       --------       --------       --------
Revenues                                                       $ 14,936       $ 12,782       $ 30,023       $ 22,799

Cost of Revenues                                                 12,771         10,766         25,338         18,988
                                                               --------       --------       --------       --------
Gross Profit                                                      2,165          2,016          4,685          3,811

Selling, General And Administrative Expenses                      3,947          1,531          6,754          2,973
                                                               --------       --------       --------       --------
Operating Income (Loss)                                          (1,782)           485         (2,069)           838

Interest Expense                                                   (116)           (51)          (204)          (109)
                                                               --------       --------       --------       --------
Income (Loss) Before Taxes                                       (1,898)           434         (2,273)           729

Income Tax Expense (Benefit)                                       (527)           (48)          (633)           (48)
                                                               --------       --------       --------       --------
Net Income (Loss)                                              $ (1,371)      $    482       $ (1,640)      $    777
                                                               ========       ========       ========       ========
Income (Loss) Per Share

     Basic                                                     $  (0.05)      $   0.02       $  (0.06)      $   0.03
                                                               ========       ========       ========       ========
     Diluted                                                   $  (0.05)      $   0.02       $  (0.06)      $   0.03
                                                               ========       ========       ========       ========

Shares Used In Calculation Of Net Income (Loss) Per Share

     Basic                                                       29,604         28,372         29,604         28,372
                                                               ========       ========       ========       ========
     Diluted                                                     29,604         28,383         29,604         28,383
                                                               ========       ========       ========       ========

                     SEE NOTES TO THE FINANCIAL STATEMENTS

                          GVI SECURITY SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

(In thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                                 -------------------------
                                                                   2004           2003
                                                                 --------       --------
                                                                               Predecessor
                                                                                Business
                                                                                --------
Cash Flows From Operating Activities
     Net Income (Loss)                                           $ (1,640)      $    777
     Adjustments To Reconcile Net Income (Loss) To Net Cash
       Used In Operating Activities
         Depreciation                                                 130             12
         Amortization Of Deferred Loan Origination Fees                51              8
         Deferred Tax Liability                                         0            (99)

     Changes In Assets And Liabilities

       Accounts Receivable                                           (235)          (114)
       Inventory                                                   (2,159)           301
       Other Receivables                                              877           (926)
       Prepaid And Other Current Assets                              (416)           (59)
       Accounts Payable                                             2,072           (708)
       Accrued Expenses                                               690             58
       Deposits                                                       (89)            36
       Federal Income Tax Payable/Refundable Income Tax              (907)            51
                                                                 --------       --------
       Net Cash Used In Operating Activities                       (1,626)          (663)
                                                                 --------       --------
Cash Flows From Investing Activities

     Purchase Of Property And Equipment                              (715)           (96)
     Purchase Of Investment In Bio Access ID                         (250)            --
                                                                 --------       --------
       Net Cash Used In Investing Activities                         (965)           (96)

Cash Flows From Financing Activities

     Proceeds From Subordinated Notes Payable                         159              0
     Repayment Of Subordinated Notes Payable                         (159)             0
     Proceeds Of Loan/Lines Of Credit                              15,000              0
     Proceeds/Repayments Of Prior Lines Of Credit                  (8,650)         1,291
     Repayment Of Capital Lease                                        (9)             0
     Stockholder Distribution                                           0           (215)
     Loan Origination Fee                                          (1,609)            (7)
                                                                 --------       --------
       Net Cash Provided By Financing Activities                    4,732          1,069
                                                                 --------       --------
Net Increase In Cash                                                2,141            310

Cash, Beginning Of Period                                              69            198
                                                                 --------       --------
Cash, End Of Period                                              $  2,210       $    508
                                                                 ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Liabilities Assumed in Acquisition                               $  1,819       $     --
Preferred Stock Conversions into Common Stock                    $      2       $     --
Capital Lease Equipment Acquisition                              $    204       $     --
Conversion of Related Party Note and Loan Payable and
Accrued Interest                                                 $  1,517       $     --
Loan origination fee compensation cost for warrant issued        $    175       $

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

Immediately prior to the Merger, and as a condition thereto, Europa exchanged the Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa, for 10,000 shares of the Series D Convertible Preferred Stock of the Company, which were convertible into an aggregate of 1,187,983 shares of common stock. In the Merger, the Company issued to the former stockholders of GVI an aggregate of 1,000,000 shares of the Series E Convertible Preferred Stock, which were convertible into an aggregate of approximately 28,214,587 shares of the Company's common stock.

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

In order to present comparative Earnings Per Share information for the three and six month periods ended June 30,2003, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split.

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

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, proforma net income for the six month periods ended June 30, 2004 and 2003, would have been as follows (in thousands):

                                                                                 2004        2003
                                                                              ----------- -----------
 Net Income (Loss), As Reported                                               $  (1,640)  $     777
 Stock-Based Employee Compensation Expense, Net Of Related Tax Effects            ( 963)         --
                                                                              ---------   ---------

   Net Income (Loss), Pro Forma                                               $  (2,603)  $     777
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

NOTE 3 ~ DEBT

Laurus Debt/Lines of Credit

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, we borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under our subsidiary's revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of our Common Stock at a price of $3.50 per share. We agreed to issue a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all of our assets.

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly commencing June 1, 2004, and amortizing payments of principal on the term loan are payable monthly on the first day of each month commencing September 1, 2004, with a final payment due on May 27, 2007 as set forth in the table below.

                  Period                              Principal Amount

September 2004 through December 2004                  $75,000 per month

January 2005 through May 2005                         $75,000 per month

June 2005 through May 2006                           $150,000 per month

June 2006 through April 2007                         $190,000 per month

May 2007                                             $435,000

The interest rate under the Term Note is subject to downward adjustment at the end of each month as follows. If at the end of the applicable month we have registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the term loan will be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of our Common Stock, at the end of the month, in excess of the conversion price under the Term Note. The interest rate will be adjusted downward by only 100 basis point (one percent) for each incremental 25 percent increase in the market price of our Common Stock in excess of the conversion price under the Term Note in the event we have not registered the shares of Common Stock underlying the Term Note at such time.

Amounts outstanding under the Term Note is convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. In addition, on and after November 26, 2004, if the market price of our Common Stock is below the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. To the extent we repay loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, we may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

Loan Origination Fees

The loan origination and finders fees of $1.8 million for the above loan/line of credit were capitalized and will be amortized over three years. Included in loan origination fees is compensation of $175,000 relating to the issuance of a warrant to purchase 94,000 shares of the company's common stock.

Capitalized Lease

There is a capital lease of $204,000 for a trade show booth that was converted from a purchase to a capital lease. This lease will be paid over a term of twenty-four months.

Amortization Table: (000's)

                                    2004             2005              2006
                                    ----             ----              ----
Capital Lease                       $ 60            $ 102             $  42

NOTE 4 ~ SUBORDINATED NOTES PAYABLE

On March 31, 2004, GVI received a total of $159,000 from the Company's Chief Executive Officer and affiliates of two directors for subordinated convertible notes payable, bearing interest at 10% per year, which were convertible into the common stock of the Company at $5.10 per share (post-reverse split). These notes were paid in full with accumulated interest on June 29, 2004.

NOTE 5 ~ RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducts certain transactions with a company owned by William Teitlebaum, a shareholder. During the six-month periods ended June 30, 2004 and 2003, the Company sold security products of approximately $10,000 and $87,000 respectively, to this company. At June 30, 2004 and 2003, amounts due from this company, which are included in accounts receivable, were $210,000 and $214,000 respectively.

In the normal course of business, the Company pays sales commissions to a shareholder of the Company. During the six-month periods ended June 30, 2004 and 2003, the Company paid sales commissions to the shareholder of $167,000 and $157,000 respectively.

NOTE 6 ~ CONTINGENCIES

A shareholder, Teitelbaum, claims ownership of a warrant allegedly issued by GVI prior to the Merger, which would, he claims, under the terms of the Merger, entitle him to purchase 4,030,638 shares of common stock at an aggregate exercise price of $3,285.70 (the "Warrant"). The Company disputes the validity of the Warrant.

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities.

The Company is also a party to other disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

NOTE 7 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted the 2004 Long-Term Stock Incentive Plan and reserved 5,939,913 shares of its common stock. In addition, in February, the Company granted options for common stock exercisable under the plan of 2,675,000 at $2.60 per share and at $0.3185 per share.

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

The pro forma condensed statements of operations have been prepared using the historical financial statements of the Company and GVI for the three and six-month periods ended June 30, 2004 and 2003. The per share information has been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split. For accounting purposes, because the Company had become a shell company, the Merger was treated as a recapitalization of GVI.

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

                          GVI SECURITY SOLUTIONS, INC.

              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      SIX MONTH PERIOD ENDED JUNE 30, 2004

(In Thousands, except per share amounts)

                                                    Historical                                   Pro Forma
                                          ----------------------------------       ----------------------------------
                                           GVI Security
                                            Solutions,             GVI
                                               Inc.            Security, Inc.       Adjustments          Combined
                                          --------------      --------------       --------------      --------------
Revenues                                  $           --      $       30,023       $           --      $       30,023

Cost Of Goods Sold                                    --              25,338                   --              25,388
                                          --------------      --------------       --------------      --------------

Gross Profit                                          --               4,685                   --               4,685

Selling, General And Administrative                   --               6,754                   --               6,754
                                          --------------      --------------       --------------      --------------
Operating Income / (Loss)                             --              (2,069)                  --              (2,069)

Interest Expense                                      --              (204))                   --                (204)
                                          --------------      --------------       --------------      --------------
Income (Loss) Before Income Taxes                     --              (2,273)                  --              (2,273)

Provision (Benefit) For Income Taxes                  --                (633)                  --                (633)
                                          --------------      --------------       --------------      --------------

Net Income / (Loss)                       $           --      $       (1,640)      $           --      $       (1,640)
                                          ==============      ==============       ==============      ==============
Income / (Loss) Per Share:
      Basic                                                                                            $        (0.06)
                                                                                                        ==============
      Diluted                                                                                          $        (0.06)

Shares Used in Calculation of Net
Income / (Loss) Per Share:
      Basic                                                                                                    29,604
                                                                                                       ==============
      Diluted                                                                                                  29,604
                                                                                                       ==============


                          GVI SECURITY SOLUTIONS, INC.

              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      SIX MONTH PERIOD ENDED JUNE 30, 2003

(In Thousands, except per share amounts)

                                                 Historical                        Pro Forma
                                       ------------------------------    -----------------------------
                                       GVI Security
                                         Solutions,        GVI
                                             Inc.      Security, Inc.  Adjustments     Combined
                                          --------       --------       --------      --------
Revenues                                  $     --       $ 22,799       $     --      $ 22,799

Cost Of Goods Sold                              --         18,988             --        18,988
                                          --------       --------       --------      --------

Gross Profit                                    --          3,811             --         3,811

Selling, General And Administrative             31          2,973             --         3,004
                                          --------       --------       --------      --------
Operating Income / (Loss)                      (31)           838             --           807

Interest Expense                               (54)          (109)            54          (109)
                                          --------       --------       --------      --------
Income (Loss) Before Income Taxes              (85)           729             54           698

Provision (Benefit) For Income Taxes            --            (48)            --           (48)
                                          --------       --------       --------      --------

Net Income / (Loss)                       $    (85)      $    777       $     54      $    746
                                          ========       ========       ========      ========
Income / (Loss) Per Share:
      Basic                                                                           $   0.03
                                                                                      ========
      Diluted                                                                         $   0.03
                                                                                      ========
Shares Used in Calculation of Net
Income / (Loss) Per Share:
      Basic                                                                             28,372
                                                                                      ========
      Diluted                                                                           28,383
                                                                                      ========


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

NOTE 10  --SUBSEQUENT EVENTS

Rapor Acquisition

On July 1, 2004, the Company entered into an Agreement and Plan of Merger with Rapor, Inc., a Florida corporation ("Rapor"), and Rapor Acquisition Corp., a newly formed wholly-owned subsidiary of the Company ("Acquisition Corp.")

Pursuant to the Merger Agreement, upon closing, Rapor would merge with Acquisition Corp. and become a wholly-owned subsidiary of the Company, and the stockholders of Rapor would be issued (i) an aggregate of 2,707,852 shares of the Company's common stock, par value $.001 per share ("Common Stock"), and (ii) seven-year warrants to purchase an aggregate of 1,353,925 shares of Common Stock at an exercise price of $3.04 per share. The Merger Agreement provides for customary closing conditions.

Joseph Rosetti, a director of the Company, is also a director of Rapor. Mr. Rosetti is also the direct holder of approximately 12% of Rapor's outstanding common stock, and a principal partner in a partnership, established for the benefit of members of his family, that holds approximately 7.5% of Rapor's outstanding common stock.

Letters Of Credit

The Company issued two letters of credit to a vendor to purchase a new line of products for sale in the United States and other parts of the world. One letter of credit for $1.2 million was issued in July 2004, and the other letter of credit was issued in August 2004 for $.6 million.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

REVENUES

Revenues increased 16.9% to approximately $14.9 million in the three months ended June 30, 2004 from approximately $12.8 million in the three months ended June 30, 2003. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by Samsung Electronics and the other manufacturers whose products we distribute.

COST OF REVENUES

Cost of revenues increased 18.6% to approximately $12.8 million for the three months ended June 30, 2004 from approximately $10.8 million for the three months ended June 30, 2003. The increase was due to the increased revenue volume, higher costs associated with initial shipments to begin fulfilling an annual contract with a major retailer, and costs associated with a malfunction of two specific products which have since been corrected. Additionally, during the quarter the company incurred higher freight costs.

As a result of the changes described above in revenues and costs of revenues, gross profit in the three months ended June 30, 2004 increased to approximately $2.1 million from approximately $2.0 million in the three months ended June 30, 2003, and gross profit as a percentage of revenues decreased to 14.5% for the three months ended June 30, 2004 compared with 15.8% for the three months ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 157.8% to approximately $3.9 million in the three months ended June 30, 2004 from approximately $1.5 million in the three months ended June 30, 2003.

Sales and Marketing. Sales and marketing expenses increased 78% to approximately $1.6 million in the three months ended June 30, 2004 from approximately $.9 million in the three months ended June 30, 2003. The increase was primarily due to increased commissions, salaries related to staffing the new Enterprise Solutions Group, contract and temporary help, and travel-related expenses.

General and Administrative. General and administrative expenses increased 283% to approximately $2.3 million in the three months ended June 30, 2004 from approximately $.6 million in the three months ended June 30, 2003. The increased general and administrative expense was primarily due to increased salaries and wages associated with additional hires, increased provision for accounts receivable allowances, costs associated with the refinancing of our working capital facility and a $5 million term loan note as well as cost associated with being a public company amounting to approximately ($.3 million) in the three months ended June 30, 2004, with no corresponding type charges in the three months ended June 30, 2003. General and administrative expenses without the costs associated with the debt refinancing and public company expenses are $2.0 million or an increase of 233% over the three months ended June 30, 2004.

INTEREST EXPENSE

Interest expense in the three months ended June 30, 2004 increased 127.5% to approximately $116,000 from approximately $51,000 in the three months ended June 30, 2003. The increase was primarily related to higher outstanding borrowings during the three months ended June 30, 2004 compared with the three months ended June 30, 2003.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax benefit was a tax benefit of approximately $527,000, primarily as a result of an estimated income tax loss carry back for the second quarter of 2004 compared with a deferred tax benefit of $48,000 for the three months ended June 30, 2003. Prior to May 23, 2003, GVI Security, Inc. ("GVI") elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its income for the period from January 1, 2003 until May 2003.

NET INCOME

As a result of the items discussed above there was a net loss of $1.4 million in the three months ended June 30, 2004 compared with a net income of $.5 million in the three months ended June 30, 2003. Excluding one-time costs associated with the refinancing and being a public company described above the net loss for the period would have been $1.1 million.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

Net revenues increased 31.6% to approximately $30.0 million in the six months ended June 30, 2004 from approximately $22.8 million in the six months ended June 30, 2003. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by both Samsung Electronics and the other manufacturers whose products we distribute.

COST OF REVENUES

Cost of revenues increased 33.2% to approximately $25.3 million for the six months ended June 30, 2004 from approximately $19.0 million for the six months ended June 30, 2003. The increase was due to the increased revenue volume, higher costs associated with initial shipments to begin fulfilling an annual contract with a major retailer, and costs associated with a malfunction of two specific products which have since been corrected. Additionally, during the six-month period the company incurred higher freight costs and changes in our product mix. As a result of the changes in sales and costs of revenues, gross profit in the six months ended June 30, 2004 increased to approximately $4.7 million from approximately $3.8 million in the six months ended June 30, 2003, and gross profit as a percentage of net sales decreased to 15.6% for the six months ended June 30, 2004 compared with 16.7% for the six months ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 127.2% to approximately $6.8 million in the six months ended June 30, 2004 from approximately $3.0 million in the six months ended June 30, 2003.

Sales and Marketing. Sales and marketing expenses increased 87% to approximately $2.8 million in the six months ended June 30, 2004 from approximately $1.5 million in the six months ended June 30, 2003. The increase was primarily due to increased commissions, salaries related to staffing the new Enterprise Solutions Group, contract and temporary help, and travel-related expenses.

General and Administrative. General and administrative expenses increased 167% to approximately $4.0 million in the six months ended June 30, 2004 from approximately $1.5 million in the six months ended June 30, 2003. The increased general and administrative expense was primarily due to increased salaries and wages associated with additional hires, increased provision for accounts receivable allowances, cost associated with the refinancing of our working capital facility and a term loan note, as well as costs associated with being a public company amounting to approximately $.7 million in the six months ended June 30, 2004, with no corresponding type charges in the six months ended June 30, 2003. General and administrative expenses without the costs associated with the debt refinancing and public company expenses are $3.3 million or an increase of 120% over the six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense in the six months ended June 30, 2004 increased 87.2% to approximately $204,000 from interest income of approximately $109,000 in the six months ended June 30, 2003. The increase was due to outstanding borrowings during the six months ended June 30, 2004 compared with a net positive cash position for the six months ended June 30, 2003.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax benefit was a tax benefit of approximately $633,000 for the six months ended June 30, 2004 (primarily as a result of an estimated tax loss carry back) compared with a deferred tax benefit of $48,000 for the six months ended June 30, 2003. Prior to May 23, 2003, GVI elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the period from January 1, 2003 until May 2003.

NET INCOME

As a result of the items discussed above in the six months ended June 30, 2004 there was a net loss of $1.6 million compared with a net income of $.8 million in the six months ended June 30, 2003. Excluding one time costs associated with the refinancing and being a public company described above the net loss for the period would have been $.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Historically, GVI has funded its operations primarily through cash generated from operations as well as borrowings under secured revolving credit facilities.

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, we borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under our subsidiary's revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of our Common Stock at a price of $3.50 per share. We agreed to issue a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all of our assets.

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly commencing June 1, 2004, and amortizing payments of principal on the term loan are payable monthly on the first day of each month commencing September 1, 2004, with a final payment due on May 27, 2007 as set forth in the table below.

   Period                                             Principal Amount

September 2004 through December 2004                  $75,000 per month

January 2005 through May 2005                         $75,000 per month

June 2005 through May 2006                           $150,000 per month

June 2006 through April 2007                         $190,000 per month

May 2007                                             $435,000

The interest rate under the Term Note is subject to downward adjustment at the end of each month as follows. If at the end of the applicable month we have registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the term loan will be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of our Common Stock, at the end of the month, in excess of the conversion price under the Term Note. The interest rate will be adjusted downward by only 100 basis point (one percent) for each incremental 25 percent increase in the market price of our Common Stock in excess of the conversion price under the Term Note in the event we have not registered the shares of Common Stock underlying the Term Note at such time.

Amounts outstanding under the Term Note is convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. In addition, on and after November 26, 2004, if the market price of our Common Stock is below the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. To the extent we repay loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, we may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

The conversion prices under the Term Note and the receivable facility are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions).

On March 31, 2004, our Chief Executive Officer and affiliates of two of our directors provided us with an aggregate of $159,000 of subordinated convertible loans to fund short-term capital requirements. Such loans bore interest at a rate of 10% per annum and were repaid in full on June 29, 2004.

At June 30, 2004, we had cash and cash equivalents of approximately $2.2 million, working capital of approximately $11.1 million and outstanding loans from Laurus of approximately $15.0 million, which fully utilized the availability under the line. The Company had cash on hand of approximately $.5 million, working capital of approximately $6.0 million and outstanding revolving loans of approximately $4.7 million, with approximately $.3 million of additional availability under a Credit Agreement with GVI's prior lender, Fleet Bank, at June 30, 2003.

Management believes that it will require additional financing within the next three months to satisfy cash requirements necessary to sustain the current rate of growth for the remainder of 2004. The Company's cash needs result from the expansion of its sales of consumer products to additional retail sellers resulting in the Company carrying larger receivables and inventory. This expansion in the retail sales area has also resulted in the need to maintain a larger sales force and increase the general and admisitrative cost of the Company. Sales to additional retail sellers will enable the Company to diversify its distribution channels and reduce its reliance on a primary retail customer. We are currently in discussions with several potential funding sources. However, there can be no assurance that we will be able to consummate any required financing transaction or on terms and conditions favorable to us. Any such transaction may result in dilution to existing stockholders. Management believes that if it is not able to secure the necessary funding its will be able to reduce it cost sufficiently.

 ITEM 3. CONTROLS AND PROCEDURES.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of June 30, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II. OTHER INFORMATION

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

      32 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. ss.1350.

(a) The following reports on Form 8-K were filed during the quarter ended June 30, 2004.

     On April 20, 2004, we filed a Current Report on Form 8-K, Item 5, relating to a press release we issued announcing the change of our name and that we had effected a 65-for-one reverse split of our common stock.

     On April 22, 2004, we filed a Current Report on Form 8-K, Items 5 and 7, relating to a press release we issued with respect to the financial results for GVI Security, Inc. for the fourth quarter and full fiscal year ended December 31, 2003. That 8-K also included (i) audited financial statements of GVI Security, Inc. as of and for the years ended December 31, 2003 and 2002, (ii) our unaudited pro forma combined condensed balance sheet as of December 31, 2003, and (iii) our unaudited pro forma combined condensed statement of operations for the year ended December 31, 2003.

     On June 8, 2004, we filed a Current Report on Form 8-K, Item 5, with respect to the $15 million in financing we obtained from Laurus.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GVI SECURITY SOLUTIONS, INC.


Date:  August 23, 2004              By: /s/ Nazzareno E. Paciotti
                                    ------------------------------------
                                    Name:  Nazzareno E. Paciotti
                                    Title:  Chief Financial Officer

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