Form 10QSB
period 2004-09-30
GVI SECURITY SOLUTIONS INC
filed 2004-11-23
CIK 1021444

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

|X| YES |_| NO

As of November 15, 2004 there were 30,253,787 shares of the registrant's common stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 |_| Yes |X| No

                          GVI SECURITY SOLUTIONS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................  1

    Item 2.  Management's Discussion and Analysis or Plan of Operation.......  9

    Item 3.  Controls and Procedures......................................... 13

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Report on Form 8-K................................. 13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GVI SECURITY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                 (In thousands)
                                                                   September 30,
       ASSETS                                                          2004
                                                                     --------
Current Assets

   Cash                                                              $    127
   Accounts Receivable, Net                                            10,709
   Inventory                                                           13,217
   Other Receivables                                                    1,160
   Prepaid Expenses And Other Current Assets                            1,803
   Deferred Income Taxes                                                  251
   Refundable Income Taxes                                                643
                                                                     --------
      Total Current Assets                                           $ 27,910

Property And Equipment, Net                                             2,099

Other Assets

   Deposits                                                                99
   Loan Origination Fees, Net                                           1,559
   Investment In Bio Access ID                                            250
                                                                     --------
Total Assets                                                         $ 31,917
                                                                     ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accounts Payable                                                  $ 17,025
   Accrued Expenses                                                     1,342
   Debt, Current Portion                                                  900
                                                                     --------
      Total Current Liabilities                                      $ 19,267

Debt, Net Of Current Portion                                           12,883
Deferred Income Taxes                                                      39
                                                                     --------
       Total Liabilities                                             $ 32,189
                                                                     --------
Commitments And Contingencies

Stockholders' Equity (Deficiency)

   Preferred Stock, Series B, $.001 Par Value, 200 Shares
     Authorized, 200 Shares Issued And Outstanding

   Preferred Stock, Undesignated, $.001 Par Value, 2,999,800
     Shares Authorized, None Issued Or Outstanding

   Common Stock, $.001 Par Value, 75,000,000 Shares
     Authorized; 29,603,787 Shares Issued And Outstanding                  12

   Additional Paid-In Capital                                             522
   Deficit                                                               (806)
                                                                     --------
      Total Stockholders' Equity (Deficiency)                            (272)
                                                                     --------
      Total Liabilities And Stockholders' Equity (Deficiency)        $ 31,917
                                                                     ========
SEE NOTES TO THE FINANCIAL STATEMENTS


                          GVI SECURITY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                            --------------------    --------------------
                                                              2004        2003        2004        2003
                                                            --------    --------    --------    --------
                                                                       Predecessor             Predecessor
                                                                        Business                Business
                                                            --------    --------    --------    --------

Revenues                                                    $ 15,882    $ 14,545    $ 45,905    $ 37,344

Cost of Revenues                                              13,051      11,935      38,389      30,923
                                                            --------    --------    --------    --------
Gross Profit                                                   2,831       2,610       7,516       6,421

Selling, General And Administrative Expenses                   3,597       1,993      10,300       4,967
                                                            --------    --------    --------    --------
Operating Income (Loss)                                         (766)        617      (2,784)      1,454

Other Expenses

   Interest Expense                                             (166)        (51)       (418)       (159)
   Other non-operating expense                                  (150)         --        (150)         --
                                                            --------    --------    --------    --------
   Total Other Expenses                                         (316)        (51)       (568)       (159)
                                                            --------    --------    --------    --------
Income (Loss) Before Taxes                                     (1082)        566      (3,352)      1,295
Income Tax Expense (Benefit)                                       2         230        (632)        306
                                                            --------    --------    --------    --------
Net Income (Loss)                                           $ (1,084)   $    336    $ (2,722)   $    989
                                                            ========    ========    ========    ========
Income (Loss) Per Share

     Basic                                                  $  (0.04)   $   0.01    $  (0.09)   $   0.03
                                                            ========    ========    ========    ========
     Diluted                                                $  (0.04)   $   0.01    $  (0.09)   $   0.03
                                                            ========    ========    ========    ========

Shares Used In Calculation Of Net Income (Loss) Per Share

     Basic                                                    29,604      28,372      29,604      28,372
                                                            ========    ========    ========    ========
     Diluted                                                  29,604      28,383      29,604      28,383
                                                            ========    ========    ========    ========



                      SEE NOTES TO THE FINANCIAL STATEMENTS


                          GVI SECURITY SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                               Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                2004        2003
                                                              --------    --------
                                                                         Predecessor
                                                                           Business
                                                                          --------
 Cash Flows From Operating Activities
     Net Income (Loss)                                        $ (2,722)   $    989
     Adjustments To Reconcile Net Income (Loss) To Net Cash
       Used In Operating Activities

         Depreciation                                              339          37
         Amortization Of Deferred Loan Origination Fees            167          13
         Deferred Tax Liability                                     --         (99)

     Changes In Assets And Liabilities

       Accounts Receivable                                       1,693      (3,548)
       Inventory                                                (4,849)     (1,157)
       Other Receivables                                           269        (763)
       Prepaid And Other Current Assets                         (1,347)        143
       Accounts Payable                                          5,694       3,603
       Accrued Expenses                                            159          61
       Deposits                                                    (99)        (21)
       Federal Income Tax Payable/Refundable Income Tax         (1,099)        393
                                                              --------    --------
       Net Cash Used In Operating Activities                    (1,795)       (349)
                                                              --------    --------
Cash Flows From Investing Activities

     Purchase Of Property And Equipment                         (1,371)        (28)
     Purchase Of Investment In Bio Access ID                      (250)         --
                                                              --------    --------
       Net Cash Used In Investing Activities                    (1,621)        (28)
                                                              --------    --------
Cash Flows From Financing Activities

     Proceeds From Subordinated Notes Payable                      159          --
     Repayment Of Subordinated Notes Payable                      (159)         --
     Proceeds Of Loan/Lines Of Credit, net of
       credit line repayments                                   13,785          --
     Proceeds Of Prior Lines Of Credit, net of

       credit line repayments                                   (8,650)        463
     Repayment Of Capital Lease                                    (52)         --
     Stockholder Distribution                                       --        (215)
     Loan Origination Fee                                       (1,609)         (7)
                                                              --------    --------
       Net Cash Provided By Financing Activities                 3,474         240
                                                              --------    --------
Net Increase (Decrease) In Cash                                     58        (137)
Cash, Beginning Of Period                                           69         166
                                                              --------    --------
Cash, End Of Period                                           $    127    $     29
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Liabilities Assumed in Acquisition                            $  1,819    $     --
Preferred Stock Conversions into Common Stock                 $      2    $     --
Capital Lease Equipment Acquisition                           $    501    $     --
Conversion of Related Party Note and Loan Payable and
Accrued Interest                                              $  1,517    $     --
Loan origination fee compensation cost for warrant issued     $    112    $     --
Teitelbaum stock settlement                                   $    150    $     --

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

On February 20, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 19, 2004, by and among the Company, GVI Security, Inc. ("GVI"), and GVI Security Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, GVI merged (the "Merger") with GVI Security Acquisition Corp., becoming the Company's wholly-owned subsidiary, and the stockholders of GVI became stockholders of the Company. As a result of the Merger, the business of GVI is now the Company's business. GVI is the exclusive distributor of Samsung Electronics video security products in North, Central and South America to professional end users, installers and resellers, and a major national retailer. GVI distributes video surveillance and other security products to wholesale distributors and consumers. GVI's security products include both proprietary GVI solutions and components manufactured by Samsung Electronics and other manufacturers.

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

In order to present comparative Earnings Per Share information for the three and nine month periods ended September 30,2003, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split.

Until May, 2003, GVI elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code. Under those provisions, GVI did not provide for or pay Federal and certain corporate state income taxes on its taxable income until May 2003. Instead, the stockholders were liable for individual Federal and State income taxes on their share of the Company's taxable income.

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

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, proforma net income for the nine month periods ended September 30, 2004 and 2003, would have been as follows (in thousands):

                                                            2004        2003
                                                         ---------   ---------
Net Income (Loss), As Reported                           $  (2,722)  $     989
Stock-Based Employee Compensation
 Expense, Net Of Related Tax Effects                           (93)         (6)
                                                         ---------   ---------

  Net Income (Loss), Pro Forma                           $  (2,815)  $     983
                                                         =========   =========

The weighted average fair value of options granted during 2004 was $1.62. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate of return                       3.02%          1.5%
Option lives in years                          5              3
Annual volatility of stock price               55%            --%
Dividend yield                                 --%            --%

NOTE 3 ~ DEBT

LAURUS DEBT/LINES OF CREDIT

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under its subsidiary's revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company agreed to issue a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At September 30, 2004, $4.925 million in principal was outstanding under the Term Loan and $ 8.8 million in principal was outstanding under the accounts receivable facility.

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

Amounts outstanding under the Term Note are convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. In addition, on and after November 26, 2004, if the market price of the Common Stock is below the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, the Company may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

The loan documents with Laurus required the Company's Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 in consideration of the issuance of seven-year warrants to purchase 150,000 shares of Common Stock at an exercise price of $3.50 per share. Laurus has agreed in principle to extend such date further to December 31, 2004 in consideration of the issuance of additional warrants to purchase a number of shares of Common Stock to be agreed upon by the Company and Laurus.

LOAN ORIGINATION FEES

The loan origination and finders fees of $1.8 million for the above loan/line of credit were capitalized and will be amortized to interest expense over three years. Included in loan origination fees is compensation of $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the company's common stock.

CAPITALIZED LEASES

There are three capital leases for a trade show booth, warehouse racking, and office furniture that have a total value of $501,319. These leases will be paid over terms ranging from 24 to 60 months and will be amortized to interest expense over the term of the leases.

Amortization Table: (000's)

                               2004    2005    2006    2007    2008
                               ----    ----    ----    ----    ----
Capital Leases                 $ 89   $ 169   $ 115    $ 73    $ 47

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

NOTE 5 ~ RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducts certain transactions with a company owned by William Teitelbaum, a shareholder. During the nine-month periods ended September 30, 2004 and 2003, the Company sold security products of approximately $12,000 and $261,000 respectively, to this company. At September 30, 2004 and 2003, amounts due from this company, which are included in accounts receivable, were $145,000 and $209,000 respectively.

In the normal course of business, the Company pays sales commissions to a shareholder of the Company. During the nine-month periods ended September 30, 2004 and 2003, the Company paid sales commissions to the shareholder of $272,000 and $242,000 respectively.

In October 2004, the Company entered into a Settlement Agreement and General Release with William A. Teitelbaum, a founder and principal stockholder of the Company. (See Note 10.)

In October 2004, certain affiliates provided financing to the Company in the amount of $1,050,000. (See Note 10.)

NOTE 6 ~ COMMITMENTS AND CONTINGENCIES

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities.

The company has commitments to a shareholder that will be determined based on future events, see Note 10 below.

The Company is also a party to other disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

In August 2004, the Company entered into a letter agreement with a financial advisor relating to a potential private offering of up to $30 million of its Common Stock. The terms of the proposed offering have not yet been determined. The securities contemplated to be offered in the private offering will not be registered under the Securities Act and will not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. There can be no assurance that a definitive agreement will be entered into with respect to the private offering or that the offering will be consummated. In addition, the proposed offering may result in dilution to existing stockholders. The proceeds of the proposed offering are intended to fund our growth strategy and for working capital requirements. In addition, pursuant to a Settlement Agreement and General Release between the Company and William A. Teitelbaum, a principal stockholder, a portion of the proceeds would be required to be used to repurchase shares of Common Stock from Mr. Teitelbaum. If by March 31, 2005 the Company has not otherwise been required to repurchase shares of Common Stock from Mr. Teitelbaum under the Settlement Agreement, the Company will be required to repurchase from Mr. Teitelbaum 650,000 shares of Common Stock at a purchase price of $1.00 per share.

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

The pro forma condensed statements of operations have been prepared using the historical financial statements of the Company and GVI for the three and nine month periods ended September 30, 2004 and 2003. The per share information has been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split. For accounting purposes, because the Company had become a shell company, the Merger was treated as a recapitalization of GVI.

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


                          GVI SECURITY SOLUTIONS, INC.
              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                    UNAUDITED
                    (In Thousands, except per share amounts)

                                                    Historical                                   Pro Forma
                                          ----------------------------------       ----------------------------------
                                           GVI Security            GVI
                                            Solutions,          Security,
                                               Inc.                Inc.              Adjustments          Combined
                                          --------------      --------------       --------------      --------------

Revenues                                  $           --      $       45,905       $           --      $       45,905

Cost Of Goods Sold                                    --              38,389                   --              38,389
                                          --------------      --------------       --------------      --------------

Gross Profit                                          --               7,516                   --               7,516

Selling, General And Administrative                   --              10,323                   --              10,323
                                          --------------      --------------       --------------      --------------
Operating Income / (Loss)                             --              (2,807)                  --              (2,807)

Interest Expense                                      --                (401)                  --                (401)
Other non-operating expense                           --                (150)                  --                (150)
                                          --------------      --------------       --------------      --------------
Income (Loss) Before Income Taxes                     --              (3,352)                  --              (3,352)
Provision (Benefit) For Income Taxes                  --                (631)                  --                (631)
                                          --------------      --------------       --------------      --------------

Net Income / (Loss)                       $           --      $       (2,722)      $           --      $       (2,722)
                                          ==============      ==============       ==============      ==============
Income / (Loss) Per Share:

      Basic                                                                                            $        (0.09)
                                                                                                        ==============
      Diluted                                                                                          $        (0.09)

Shares Used in Calculation of Net
Income / (Loss) Per Share:

      Basic                                                                                                    29,604
                                                                                                       ==============
      Diluted                                                                                                  29,604
                                                                                                       ==============



                          GVI SECURITY SOLUTIONS, INC.
              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                    UNAUDITED
                    (In Thousands, except per share amounts)

                                                Historical                     Pro Forma
                                         ------------------------       ----------------------
                                         GVI Security      GVI
                                          Solutions,     Security,
                                            Inc.           Inc.       Adjustments     Combined
                                          --------       --------       --------      --------
Revenues                                  $     --       $ 37,344       $     --      $ 37,344

Cost Of Goods Sold                              --         30,923             --        30,923
                                          --------       --------       --------      --------

Gross Profit                                    --          6,421             --         6,421

Selling, General And Administrative             31          4,967             --         4,998
                                          --------       --------       --------      --------
Operating Income / (Loss)                      (31)         1,454             --         1,423

Interest Expense                               (82)          (159)            82          (159)
                                          --------       --------       --------      --------
Income (Loss) Before Income Taxes             (113)         1,295             82         1,264

Provision (Benefit) For Income Taxes            --            306             --           306
                                          --------       --------       --------      --------

Net Income / (Loss)                       $   (113)      $    989       $     82      $    989
                                          ========       ========       ========      ========
Income / (Loss) Per Share:

      Basic                                                                           $   0.03
                                                                                      ========
      Diluted                                                                         $   0.03
                                                                                      ========
Shares Used in Calculation of Net
Income / (Loss) Per Share:

      Basic                                                                             28,372
                                                                                      ========
      Diluted                                                                           28,383
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

NOTE 10 --SUBSEQUENT EVENTS

SETTLEMENT AGREEMENT WITH WILLIAM TEITELBAUM

In October 2004 the Company entered into a Settlement Agreement and General Release with William A. Teitelbaum, a founder and principal stockholder of the Company, under which Mr. Teitelbaum was issued 650,000 shares of common stock and Mr. Teitelbaum released the Company from claims with respect to a warrant he alleged had been issued to him by GVI Security, Inc. The Settlement Agreement also requires the Company to use a portion of the proceeds it receives in a placement of its securities to repurchase up to $10 million of shares of common stock held by Mr. Teitelbaum at the purchase price of the securities sold in the placement, except that Mr. Teitelbaum may choose not to sell his shares if the purchase price in the placement is less than $1.75 per share. The purchase price for Mr. Teitelbaum's shares would be paid by the combination of a cash payment and delivery of a subordinated promissory note. If by March 31, 2005 the Company has not otherwise been required to purchase any of Mr. Teitelbaum's shares under the Settlement Agreement, the Company will be required to repurchase from Mr. Teitelbaum 650,000 shares of common stock at a purchase price of $1.00 per share. The value of the 650,000 shares of Common Stock issued to Mr. Teitelbaum under the Settlement Agreement is recorded as other non-operating expense in the amount of $149,500 at September 30, 2004.

TERMINATION AGREEMENT WITH THOMAS WADE

On October 19, 2004, the Company, its subsidiary, GVI Security Inc. and Thomas Wade, the beneficial holder of approximately 14% of Common Stock and previously the President of the Company's subsidiary, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade's employment with the subsidiary. In accordance with Mr. Wade's employment agreement, Mr. Wade will be entitled to receive severance payments equal to one year of his annual base salary of $350,000. In addition, for a period of one-year, Mr. Wade will continue to receive a car allowance of $800 per month, an unaccounted for expense reimbursement of $1,200 per month, and medical benefits. The Company has recorded $374,000 in selling, general and administrative expense as of September 30, 2004 on account of this agreement. The Company also agreed that Mr. Wade's options to purchase 1,975,020 shares of our Common Stock vest in full. There was no effect on earnings for this acceleration. Mr. Wade has agreed to release the Company in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

AFFILIATE BRIDGE FINANCING

On October 29, 2004, in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder, the Company sold 23 "Units" for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom are affiliates of the Company. Each Unit consists of (i) $50,000 principal amount of 12% Subordinated Secured Promissory Notes (the "Notes"), and (ii) the right to be issued warrants (the "Warrants") to purchase shares of the Company's common stock.

The purchasers of the Units were (i) Howard Safir, the Company's Chairman of the Board, (ii) Nazzareno E. Paciotti, a director of the Company and its Chief Executive Officer, (iii) a corporation wholly-owned by David Weiner, a director of the Company, (iv) a limited partnership of which Joseph Rosetti, a director of the Company, is the principal, and (v) an equity fund managed by Fred Knoll, a director of the Company.

ESI AGREEMENT

On November 5, 2004, the Company entered into a Memorandum of Understanding (the "Agreement") with E&S International Enterprises, Inc. ("ESI"). Pursuant to the Agreement, ESI will be the Company's exclusive distributor to retailers of consumer security products purchased by the Company from manufacturers. ESI will purchase these products from the Company at an initial price equal to 108% of the base cost to the Company, and the Company will be responsible for all warranty obligations with respect to the products, including servicing and supporting such products. The Agreement is for an initial term of three years and will automatically renew for one-year periods unless ESI provides notice to the Company at least 90-day's prior to the then end of the term of the Agreement of its intention not to renew the Agreement, subject to early termination rights of ESI as set forth in the Agreement. Pursuant to the Agreement, the Company has agreed to issue ESI warrants to purchase 3,000,000 shares of the Company's common stock at a price equal to the lowest offering price of the common stock in an offering of the Company's securities consummated prior to December 31, 2004 that results in gross proceeds to the Company of at least $10 million, or if no such offering is consummated, at a price of $1.50 per share. In addition, ESI may be issued up to an additional 3,000,000 shares of common stock upon attaining certain goals provided for in the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: reliance on primary supplier; need for additional funding; outstanding indebtedness; reliance on a primary retailer for sales through the retail channel; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company's 2003 Annual Report on Form 10-KSB.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Revenues increased 9.2% to approximately $15.9 million in the three months ended September 30, 2004 from approximately $14.5 million in the three months ended September 30, 2003. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by Samsung Electronics and the other manufacturers whose products the Company distributes. Also reflected in revenues for the three months ended September 30, 2004 is an accrual of approximately $325,000 for the negative effect of product returns and an offsetting amount of $199,000 for the reversal of accrued retail marketing costs.

COST OF REVENUES

Cost of revenues increased 9.4% to approximately $13.1 million for the three months ended September 30, 2004 from approximately $12.0 million for the three months ended September 30, 2003. The increase was due to the increased revenue volume and higher freight costs than expected.

As a result of the changes described above in revenues and costs of revenues, gross profit in the three months ended September 30, 2004 increased to approximately $2.8 million from approximately $2.6 million in the three months ended September 30, 2003, and gross profit as a percentage of revenues decreased to 17.8% for the three months ended September 30, 2004 compared with 17.9% for the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 80.5% to approximately $3.6 million in the three months ended September 30, 2004 from approximately $2.0 million in the three months ended September 30, 2003.

SALES AND MARKETING. Sales and marketing expenses increased 104.7% to approximately $1.87 million in the three months ended September 30, 2004 from approximately $910,000 in the three months ended September 30, 2003. The increase was primarily due to increased commissions, salaries related to staffing the new Enterprise Solutions Group, contract and temporary help, and travel-related expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 60% to approximately $1.73 million in the three months ended September 30, 2004 from approximately $1.08 million in the three months ended September 30, 2003. The increased general and administrative expense was primarily due to increased salaries and wages associated with additional hires, costs associated with being a public company, and the accrual of amounts resulting from the termination agreement with an employee, with no corresponding type charges in the three months ended September 30, 2003.

INTEREST EXPENSE

Interest expense in the three months ended September 30, 2004 increased 225% to approximately $166,000 from approximately $51,000 in the three months ended September 30, 2003. The increase was primarily related to higher outstanding borrowings during the three months ended September 30, 2004, and the amortization of $121,000 of loan origination fees during the three months ended September 30, 2004 compared to amortization of $5,000 of loan fees during the three months ended September 30, 2003.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax was an expense of approximately $2,000 primarily as a result of an estimated income tax loss carry back for the 2004 tax year compared with an expense of $230,000 for the three months ended September 30, 2003. Prior to May 23, 2003, GVI Security, Inc. elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its income for the period from January 1, 2003 until May 2003.

OTHER NON-OPERATING EXPENSE

The current value of shares of Common Stock issued in settlement of certain claims pursuant to the Settlement Agreement and General Release with William A. Teitelbaum was recorded as other non-operating expense in the amount of $149,500 in the three months ended September 30, 2004, with no corresponding type charges in the three months ended September 30, 2003.

NET INCOME

As a result of the items discussed above there was a net loss of $1,084,000 in the three months ended September 30, 2004 compared with a net income of $336,000 in the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Net revenues increased 22.9% to approximately $45.9 million in the nine months ended September 30, 2004 from approximately $37.3 million in the nine months ended September 30, 2003. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by both Samsung Electronics and the other manufacturers whose products the Company distributes. Also reflected in revenues for the nine months ended September 30, 2004 is an accrual of approximately $325,000 for the negative effect of product returns and an offsetting amount of $199,000 for the reversal of accrued retail marketing costs.

COST OF REVENUES

Cost of revenues increased 24.1% to approximately $38.4 million for the nine months ended September 30, 2004 from approximately $30.9 million for the nine months ended September 30, 2003. The increase was due to the increased revenue volume, higher costs associated with initial shipments to begin fulfilling an annual contract with a major retailer, and costs associated with a malfunction of two specific products which have since been corrected. Additionally, during the period the company incurred higher freight costs and changes in our product mix. As a result of the changes in sales and costs of revenues, gross profit in the nine months ended September 30, 2004 increased to approximately $7.5 million from approximately $6.4 million in the nine months ended September 30, 2003, and gross profit as a percentage of net sales decreased to 16.4% for the nine months ended September 30, 2004 compared with 17.2% for the nine months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 107.8% to approximately $10.3 million in the nine months ended September 30, 2004 from approximately $5.0 million in the nine months ended September 30, 2003.

SALES AND MARKETING. Sales and marketing expenses increased 109.7% to approximately $5.0 million in the nine months ended September 30, 2004 from approximately $2.4 million in the nine months ended September 30, 2003. The increase was primarily due to increased commissions, salaries related to staffing the new Enterprise Solutions Group, contract and temporary help, and travel-related expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 106.1% to approximately $5.3 million in the nine months ended September 30, 2004 from approximately $2.6 million in the nine months ended September 30, 2003. The increased general and administrative expense was primarily due to increased salaries and wages associated with additional hires, costs associated with being a public company, and the accrual of amounts resulting from a termination agreement with an employee, with no corresponding type charges in the nine months ended September 30, 2003.

INTEREST EXPENSE

Interest expense in the nine months ended September 30, 2004 increased 163% to approximately $418,000 from approximately $159,000 in the nine months ended September 30, 2003. The increase was primarily related to higher outstanding borrowings during the nine months ended September 30, 2004, and the amortization of $167,000 of loan origination fees during the nine months ended September 30, 2004 compared to amortization of $13,000 of loan fees during the nine months ended September 30, 2003.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax benefit was a tax benefit of approximately $632,000 for the nine months ended September 30, 2004 (primarily as a result of an estimated tax loss carry back) compared with an expense of $306,000 for the nine months ended September 30, 2003. Prior to May 23, 2003, GVI elected to be taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the period from January 1, 2003 until May 2003.

OTHER NON-OPERATING EXPENSE

The current value of shares of Common Stock issued in settlement of certain claims pursuant to the Settlement Agreement and General Release with William A. Teitelbaum was recorded as other non-operating expense in the amount of $149,500 in the nine months ended September 30, 2004, with no corresponding type charges in the nine months ended September 30, 2003.

NET INCOME

As a result of the items discussed above, in the nine months ended September 30, 2004 there was a net loss of $2.72 million, compared with net income of $989,000 in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically, GVI has funded its operations primarily through cash generated from operations as well as borrowings under secured revolving credit facilities.

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. which provided a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under our subsidiary's revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of our Common Stock at a price of $3.50 per share. The Company agreed to issue a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all of our assets.

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent. Interest on the term loan is payable monthly commencing June 1, 2004, and amortizing payments of principal on the term loan are payable monthly on the first day of each month commencing September 1, 2004, with a final payment due on May 27, 2007 as set forth in the table below.

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

The interest rate under the Term Note is subject to downward adjustment at the end of each month as follows. If at the end of the applicable month the Company has registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the term loan will be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of our Common Stock, at the end of the month, in excess of the conversion price under the Term Note.

Amounts outstanding under the Term Note are convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. In addition, on and after November 26, 2004, if the market price of Common Stock is below the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, it may re-borrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

The conversion prices under the Term Note and the receivable facility are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions).

The loan documents with Laurus required the Company's Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004. In consideration for extending the deadline to September 27, 2004, in July 2004, the Company issued Laurus an additional seven-year warrant to purchase 150,000 shares of our Common Stock at a price of $3.50 per share. Laurus has agreed in principle to extend the deadline further to December 31, 2004 in consideration of the issuance of additional warrants to purchase a number of shares of Common Stock to be agreed upon by the Company and Laurus.

The Laurus loan documents also required the Company to have an effective registration statement covering the Common Stock underlying the Warrants and $10 million in principal amount of the Notes, by September 27, 2004. Because the registration statement was not declared effective until October 15, 2004, from September 28, 2004 through October 15, 2004, the rate at which interest accrued on $10 million in principal amount of the Notes issued to Laurus increased by 12% per annum.

During the nine months ended September 30, 2004, the Company deposited approximately $2.4 million with a financial institution as cash collateral to secure letters of credit issued to a vendor to purchase a new line of products for sale in the United States and other parts of the world. At September 30, 2004, one letter of credit for $1.2 million had been drawn on to settle payments due to the vendor, resulting in a withdrawal of the same amount from the cash collateral account, and letters of credit for $1.2 million remained outstanding.

In August 2004, the Company entered into a letter agreement with a financial advisor relating to a potential private offering of up to $30 million of its Common Stock. The terms of the proposed offering have not yet been determined. The securities contemplated to be offered in the private offering will not be registered under the Securities Act and will not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. There can be no assurance that a definitive agreement will be entered into with respect to the private offering or that the offering will be consummated. In addition, the proposed offering may result in dilution to existing stockholders. The proceeds of the proposed offering are intended to fund our growth strategy and for working capital requirements. In addition, pursuant to a Settlement Agreement and General Release between the Company and William A. Teitelbaum, a principal stockholder, a portion of the proceeds would be required to be used to repurchase shares of Common Stock from Mr. Teitelbaum. If by March 31, 2005 the Company has not otherwise been required to repurchase shares of Common Stock from Mr. Teitelbaum under the Settlement Agreement, the Company will be required to repurchase from Mr. Teitelbaum 650,000 shares of Common Stock at a purchase price of $1.00 per share.

At September 30, 2004, the Company had cash and cash equivalents of approximately $127,000, working capital of approximately $8.4 million, an outstanding balance of $4.925 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $8.8 million, with additional borrowing availability under such facility of approximately $1.2 million. At September 30, 2003, GVI had cash on hand of approximately $29,000, working capital of approximately $2.3 million including outstanding revolving loans of approximately $3.8 million, with approximately $1.2 million of additional availability under a Credit Agreement with GVI's prior lender.

Management believes that even if the private offering is not consummated, the Company's existing cash position and financing with Laurus combined with internally generated cash flow will satisfy cash requirements for the remainder of 2004. However, failure to obtain additional financing will impede the Company's ability to grow and may result in a reduction in the level of operations. In particular, failure to obtain adequate funding may prevent the Company from purchasing sufficient merchandise to supply distributors and purchasers of the Company's products, and may prevent the Company from meeting minimum purchase requirements under distribution agreements, and could result in the loss of key customer and vendor accounts.

ITEM 3. CONTROLS AND PROCEDURES.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of September 30, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      32 Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. ss.1350.

(a) The following reports on Form 8-K were filed during the quarter ended September 30, 2004.

On July 16, 2004, we filed a Current Report on Form 8-K, Item 5, with respect to an Agreement and Plan of Merger entered into with Rapor, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GVI SECURITY SOLUTIONS, INC.

Date:  November 22, 2004            By: /s/ Nazzareno E. Paciotti
                                    ------------------------------------
                                    Name:  Nazzareno E. Paciotti
                                    Title:  Chief Financial Officer

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