Form 10KSB
period 2004-12-31
GVI SECURITY SOLUTIONS INC
filed 2005-04-15
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
COMMISSION FILE NUMBER 000-21295

GVI Security Solutions, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0436410 (I.R.S. Employer identification number)

2801 Trade Center Drive, Suite 120
Carrollton, Texas 75007
(972) 245-7353
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

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
☑ Yes                  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The issuer had revenues of $66,206,000 for its fiscal year ended December 31, 2004.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2005 was approximately $60,910,059. The number of shares outstanding of the registrant’s Common Stock as of March 31, 2005 was 49,047,949.

Transitional Small Business Disclosure Format: ☐ Yes ☑ No

Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

GVI SECURITY SOLUTIONS, INC.
2004 FORM 10-KSB ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof.

PART I

Item 1.	Business.

General

Through our subsidiaries, we provide complete video surveillance and security solutions incorporating a complete line of video surveillance, access control and detection systems to the homeland security, professional, business-to-business and retail market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products that enhance life safety for both government agencies and the private sector. We are the exclusive distributor of video surveillance and security products for Samsung Electronics in North, Central and South America to professional end users, installers and resellers, and a major national retailer. Our full service Enterprise Solutions Group provides turnkey solutions and integrated security systems for various government, homeland security, and Fortune 500 companies.

Our customers include distributors and system integrators that specialize in video surveillance and security products and services, government agencies and private sector businesses, as well as retail outlets such as warehouse clubs, mass-market retailers and specialty electronics stores. Our technology is available to the United States Government through a General Services Administration (GSA) contract.

On December 1, 2004, we acquired Rapor, Inc. in a merger in which we issued to Rapor’s former stockholders an aggregate of 2,707,852 shares of our Common Stock and seven-year warrants to purchase an aggregate of 1,353,925 shares of our Common Stock at an exercise price of $3.04 per share. In connection with the closing of the merger, we also paid approximately $184,000 in cash, and issued 98,007 shares of Common Stock, in satisfaction of secured obligations of Rapor. Rapor designs and manufactures high security building access portals. Rapor's patented Fast TracTM Rapid Access Portal is intended for use in new, high security installations, and can also be integrated with existing access control and surveillance systems.

We operate sales and distribution centers in Dallas, Texas, New Britain, Connecticut, Mexico City, Mexico, Sao Paulo, Brazil and Bogota, Colombia.

Corporate History

We were incorporated in Delaware in August 1996 as Thinking Tools, Inc. Following our organization, we succeeded by merger to the business of Thinking Tools, Inc., a California corporation engaged in developing and marketing business simulation software. Changes in market conditions and lack of demand for our software products had an adverse effect on our business, results of operations and financial condition, and in April, 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel.

On March 7, 2000, through a newly-formed and wholly-owned subsidiary, StartFree.com, Inc., we acquired the business and substantially all of the assets and certain of the liabilities of Tritium Network, Inc., an Internet software and service provider. StartFree was not able to generate sufficient revenues to support its operations, which we discontinued in December, 2000.

From the time we discontinued Startfree’s operations until February 20, 2004, we had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, GVI Security, Inc., a Delaware corporation, merged with our newly-formed wholly-owned subsidiary, GVI Security Acquisition Corp., becoming our wholly owned subsidiary, and on April 12, 2004, we changed our name to GVI Security Solutions, Inc.

Electronic Security Systems Industry

The worldwide market for security products and services is estimated at approximately $120 billion. The industry continues to see significant growth throughout the world fueled by increased fear of terrorism and crime, heightened expectation of safety in public places and institutions, and higher expectations of performance, reliability and architectural appeal. The world market is expected to continue to grow at an annual rate in excess of 10% with the primary components of this growth being electronic integrated security systems. We believe that access control and video surveillance products represent the largest components of a typical integrated security system.

Access control systems, which include turnstiles and mantraps, may utilize traditional card readers but are increasingly becoming more sophisticated, incorporating biometrics (such as iris scan, retina scan, and fingerprint and facial recognition capabilities), and badging systems for visitor control and asset tracking.

Video surveillance has undergone significant changes over the last few years, from the introduction of affordable digital cameras to the birth of digital recording. Cost effective digital video recorders (DVR) have enabled a shift from human surveillance to more sophisticated computer-driven surveillance that utilizes archiving, data mining and artificial intelligence with predictive behavior algorithms. A DVR is a computer with special interface cards that accepts camera input and converts video signals to digital data and stores this data on the hard disk drive of the computer. The benefits of the DVR are its capacity to store large volumes of data, the clarity of its pictures, the lack of distortion of images and its capability to perform rapid searches based upon certain pre-defined parameters. We believe that over the next few years we will see a full shift in the video surveillance segment of the electronic security systems industry from analog to digital equipment.

Strategies

Our objective is to provide “total solutions” for our customers and partners by providing a range of products and engineering services designed to meet the specific needs of the end user. From our simple pre-packaged suites of easy-to-install security solutions to our range of products that can be fully integrated into a comprehensive security solution, our goal is to provide our customers with excellent service and superior technology at competitive prices.

We believe that by delivering the highest levels of customer service, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We strive to anticipate and meet our customers’ needs by increasing the range of products and services we offer by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the digital video recording sector, access control and detection product areas, with a focus on increasing sales of our products in the Professional Channel, which typically generates higher gross margins than Retail Channel sales. Further, we intend to grow our business by expanding and diversifying our distribution channels and capitalizing on domestic and international expansion opportunities.

Our growth strategy also includes identifying and acquiring businesses engaged in similar or complementary industries. However, there can be no assurance that we will consummate any additional acquisitions or that any business we acquire will be successful. In addition, the acquisition of a business through the issuance of our securities will result in dilution to our existing stockholders.

Products and Services

We are committed to setting new standards in quality, performance and value by providing “best of breed” integrated security products. We offer a range of video surveillance and security systems to our retail and professional customers, from simple four camera observation systems that include monitors and recording devices suitable for homes and small businesses to more sophisticated products that can be used on a stand-alone basis or that can be integrated into a larger more sophisticated security system. Through Rapor, we also design and manufacture high security building access portals (controlled door systems, with substance detection options) for use in high security installations. These portals can also be integrated with existing access control and surveillance systems.

We serve the import, support, marketing, inventory, warranty and distribution needs of our customers.

Professional Products

Our objective is to provide complete security solutions for our professional customers, by providing a suite of fully-integrated products that is complemented by the extensive knowledge and expertise of our dedicated Enterprise Solutions Group. Our Enterprise Solutions Group works closely with our professional customers to assist them in submitting bids for projects, designing security systems and developing the specifications for a project. Our Enterprise Solutions Group also provides end-to-end project management, including oversight of installation and implementation of the security systems, and after-sale service and support.

We sell the following products separately and as part of our fully integrated suite of video surveillance and integrated security solutions:

•	access control

•	a full line of black and white and color cameras, which include motion detection, low light day/night and high resolution, all with systems integration capabilities

•	a range of waterproof and weather resistant cameras

•	high speed, remote controlled, dome and pinhole cameras and casings

•	a complete range of lenses

•	a range of black and white, color, plasma and flat screen monitors

•	real time and time lapse videocassette and digital recorders and hard disk recorders

•	digital watchdog ATM/point of service transaction verification software

•	standalone digital recorders

•	video transmission equipment

•	digital processors (quads and multiplexers), switchers and video management systems

•	digital video recording software

We rely on original equipment manufacturer relationships for a number of our standard products. In some instances, we purchase products that meet our specifications from a manufacturer and distribute these products under the GVITM label. When assembly of our products is required, it is done in our Dallas, Texas facility, or in the case of our access portals, in Connecticut.

Consumer Products

As the cost of CCTV products decline, small businesses and homeowners in increasing numbers are installing security surveillance systems to replace or supplement conventional alarm systems. The consumer products market consists of end users who purchase systems and install them on their own. Our consumer products include a broad range of pre-packaged CCTV security solutions. Our CCTV solutions range from simple four camera observation systems with monitor and recording devices, to more sophisticated systems that rely on switching with many cameras and monitoring points. Our CCTV products offered to consumers through the retail channel include options such as black and white or color monitors and varying camera counts. Our CCTV products address the typical acquisition, transmission, viewing, storage and retrieval of video images needs of the consumer, and encompass the integration of all the standard components necessary to supply a complete security solution to an end user.

Access Portals

Rapor's patented Fast TracTM Rapid Access Portal units are intended for use in new, high security installations, and can also be seamlessly integrated with existing access control and surveillance systems. The Fast TracTM unit controls access to secure areas through bi-folding doors with infrared sensors that can open or remain open for authorized personnel, and close or remain closed when necessary to prevent unauthorized access. We believe that the Fast TracTM portal offers reliable security while allowing a more efficient flow of traffic than competing portal designs such as turnstiles, mantraps and revolving doors. Screening and monitoring functions can be added to the portal in a modular form to include a variety of metal and drug detection options. To date, Rapor’s Fast TracTM portal has been installed in airports, manufacturing facilities and office buildings.

Customer Support

We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. We offer customer support to both our retail and our professional customers. We operate customer support centers in Dallas, Texas, New Britain, Connecticut, Mexico City, Mexico, Sao Paulo, Brazil, and Bogota, Colombia and also utilize a number of independent service providers in the other territories that we service.

Distribution and Marketing

We believe that our dual distribution channels enable us to reach a broad range of potential customers with products and services targeted to meet their needs and to increase our exposure across the market. We believe that we provide our customers with functional solutions with superior performance at competitive prices across both of our distribution channels.

Professional Channel.  We offer a wide range of products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators, on their own, or with the assistance of our Enterprise Solutions Group utilize our products to develop and install a fully integrated security suite for end users. Our Enterprise Solutions Group will engineer and deliver integrated security solutions to end users including airports, sea ports, military installments, high security federal installations, Fortune 500 companies, casino, gaming and institutional end users. For the years ended December 31, 2004 and 2003, 55% and 44%, respectively, of our revenues were generated through sales in our Professional Channel.

We also utilize regional sales executives who often support sales across all of our product and service offerings. We use a combination of our internal sales force and independent representatives to sell our products to dealers and systems integrators.

Retail Channel.  We also offer our products and services through warehouse clubs, mass-market retailers and specialty electronics stores including Sam’s Club, Costco, CompUSA, Wal-Mart, Fry’s Electronics and J & R Music & Computer World. Through retailers we offer a pre-packaged suite of easy-to-install CCTV systems that are suitable for homes and small businesses. We also maintain a technical support hotline for all of our retail customers. For the years ended December 31, 2004 and 2003, approximately 45% and 56%, respectively, of our revenues were generated through sales in our Retail Channel. Sales through our distributor to a major national retailer comprised approximately 98% and 96%, respectively, of these retail sales for the years ended December 31, 2004 and 2003. Our agreement with Samsung to distribute its products to this retailer expires December 31, 2005.

Alliance Agreement with ESI.  The products we distribute to the Retail Channel are distributed by us pursuant to an alliance with E&S International Enterprises, Inc. (ESI), a distributor of consumer electronics and appliances, under a new agreement we entered into with ESI in October 2004. Under this agreement, ESI is our exclusive distributor to retailers of consumer security products purchased by us from manufacturers. ESI purchases these products from us at an initial price equal to 108% of the base cost to us, subject to downward adjustment if ESI’s gross margins fall below certain specified levels. We are responsible for all warranty obligations with respect to these products, including servicing and supporting such products. In addition, ESI is obligated to pay us an amount in respect of consumer security products it purchases from other distributors, initially equal to 8% of the base cost of such products, so as minimize any incentive ESI may have to purchase these products other than through us. The agreement is for an initial term of three years and will automatically renew for one-year periods unless ESI provides notice to us at least 90-days prior to the then end of the term of its intention not to renew, subject to early termination rights of ESI.

In connection with our entering this agreement, we agreed to issue ESI warrants to purchase 3,000,000 shares of our Common Stock at a price of $1.50 per share. In addition, ESI may be issued up to an additional 3,000,000 shares of our Common Stock upon attaining certain goals provided for in the agreement.

Competition

We believe that the range of our product and service offerings and our distribution channels enable us to compete favorably in the market for the security products and services that we offer. However, some of our competitors have greater name recognition, longer operational histories and greater financial, marketing and managerial resources than we do.

The key factors which drive competition in the video surveillance and security industry are merchandising, price, quality, product performance, ease of integration and customer service and support.

Competition in the Professional Sector

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

Competition in the Retail Sector

The market for video surveillance and security systems components is highly competitive and includes a wide range of electronics companies, each proficient at supplying a certain component of a CCTV, but only a few of these companies have developed a pre-packaged integrated security system. At this time, we believe our main competitor in this sector is Strategic Vista, which sells products under the Lorex and Sylvania brands. We believe that we have distinguished ourselves in the retail market by the quality of our merchandising and the range of features our products offer relative to their prices.

Competition for Portals

A number of companies provide a wide range of access control products, such as optical turnstiles, mechanical turnstiles and mantraps, which compete with our access portals. We believe that our patented Fast TracTM Rapid Access Portal, which can remain open for authorized personnel, allows a more efficient flow of traffic than competing portal designs and products.

Strategic Relationships

We are party to a Distribution Agreement with Samsung Electronics pursuant to which Samsung has given us the exclusive right to sell, market, lease, license and distribute Samsung security products throughout North, Central and South America, until December 31, 2005 with respect to sales made to two particular national retailers and one particular regional retailer, and until August 30, 2009 with respect to sales made to professional users and installers. The Distribution Agreement requires us to purchase minimum amounts of products for distribution to the professional sector as set forth below:

Calendar Year	Volume Requirement
2005	$22 Million
2006	$28 Million
2007	$35 Million
2008	$43 Million
2009	$52 Million

In the event we fail to purchase the minimum amounts required above, Samsung may immediately terminate the Distribution Agreement. If we breach any other provision of the Distribution Agreement, Samsung may terminate the Distribution Agreement upon 180 days notice if we fail to cure the breach during the 180-day period following such notice. Under the Distribution Agreement, we retain the right to develop and/or independently sell and market security products which are similar to or competitive with Samsung’s products and to enter into similar distribution agreements with third parties in the event Samsung does not provide us with similar products to distribute at comparable prices.

For the years ended December 31, 2004 and 2003, 68% and 74%, respectively, of our total revenues, and all of our revenues from sales in the Retail Channel, were attributable to products manufactured by Samsung. Although we consider our relationship with Samsung to be good, in the event we fail to purchase the minimum amount of products required under the Distribution Agreement, if Samsung fails to perform its obligations under the Distribution Agreement or we are unable to renew our agreement with Samsung, our business, financial condition and results of operations will be materially adversely affected.

The products we purchase from Samsung for sale in the Retail Channel are distributed under our alliance with ESI described above. We are also a party to distribution arrangements with other high technology manufacturers who supply us with other products such as digital video recorders, and internet and networking products.

Intellectual Property

Rapor is the owner of patent number 5,845,692 issued on December 8, 1998. The patent describes Rapor’s Fast TracTM portal as a Rapid Access Portal that utilizes a rapid access door system which allows authorized individuals passage through the doors and blocks the entry of unauthorized individuals, rerouting them to unsecured areas. We also have several pending trademark applications for “GVI” in connection with the products we sell.

Employees

As of December 31, 2004, we had approximately 54 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

A SUBSTANTIAL PORTION OF OUR BUSINESS IS ATTRIBUTABLE TO A SINGLE SUPPLIER.

We distribute Samsung Electronics surveillance and security products in North, Central and South America under an agreement that expires on December 31, 2005 with respect to sales made by us to retailers, and August 30, 2009 with respect to sales made by us to professional users and installers. For the years ended December 31, 2004 and 2003, 68% and 74%, respectively, of our total revenues, and all of our revenues from sales in the Retail Channel, were attributable to products manufactured by Samsung. Samsung has the right to terminate the Distribution Agreement in the event we fail to purchase the minimum amount of products required to be purchased by us in a given calendar year as provided in the Distribution Agreement. Although we have relationships with other manufacturers and believe we could purchase similar products from alternative sources, we currently derive a substantial amount of our total revenues, and all of our revenues from sales in the Retail Channel, from the sale of Samsung products. Although we consider our relationship with Samsung to be good, in the event we fail to purchase the minimum amount of products required under the Distribution Agreement, if Samsung fails to perform its obligations under the Distribution Agreement or we are unable to renew our agreement with Samsung, our business, financial condition and results of operations will be materially adversely affected.

WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We incurred a net loss of approximately $7 million for the year ended December 31, 2004. The net loss is primarily attributable to the following:

•	A sales concession of approximately $800,000 we granted in the fourth quarter to a large retailer as a result of the retailer’s difficulty in selling our products.

•	The establishment of a reserve of approximately $650,000 in the fourth quarter in connection with slow-moving inventory.

•
A fourth-quarter write-down of inventory in the amount of approximately $800,000 to reflect the net realizable value of that inventory. The write-down was primarily attributable to inventory that had been returned to us and would be required to be resold as “refurbished” products.

•
Fourth quarter costs resulting from our repurchase at a loss of inventory that had been sold to distributors for sale to the Retail Channel. We were required to repurchase this inventory as a result of entering into an exclusive distribution arrangement with ESI with respect to sales to the Retail Channel, which arrangement precludes the sale of our products to the Retail Channel by distributors other than ESI.

•
Reduced sales in the fourth quarter of 2004 of a particular product to the Professional Channel. We were unable to sell this product during portions of the fourth quarter of 2004 as a result of a defect in this product. The manufacturer corrected the defect and we were able to continue selling the product at the beginning of the first quarter of 2005.

•
Public company costs and increased administrative, accounting, finance and legal costs following the merger in February 2004, and costs relating to the expansion of our business into the integrated securities solutions market.

We may incur similar costs and write-downs in the future, which together with reduced sales of higher margin products, acquisition costs and costs associated with the integration of newly acquired subsidiaries, may contribute to future operating losses.

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

•	to enhance our existing products and services;

•
to anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations will be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. During the fourth quarter of 2004, we granted a sales concession of approximately $800,000 to a major retailer as a result of that retailer’s difficulty in selling a new product of ours. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS TO LAURUS MASTER FUND SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS. IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURED NOTES ISSUED TO LAURUS, LAURUS MAY FORECLOSE ON OUR ASSETS AND WE MAY BE FORCED TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO REPAY THE NOTES.

On May 27, 2004, we borrowed $15,000,000 from Laurus pursuant to secured promissory notes and related agreements. Our indebtedness to Laurus as of December 31, 2004 was approximately $10.2 million. The notes and agreements provide for the following events of default (among others):

•	failure to pay interest and principal when due,

•	an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements,

•	a breach by us of any material representation or warranty made in any of the notes or in any related agreement,

•	any money judgment or similar final process is filed against us for more than $250,000,

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, and

•	our Common Stock is suspended from our principal trading market for five consecutive days or five days during any ten consecutive days.

Upon the occurrence of an event of default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

OUR FUTURE SUCCESS DEPENDS IN PART ON ATTRACTING AND RETAINING KEY SENIOR MANAGEMENT AND QUALIFIED TECHNICAL AND SALES PERSONNEL. WE ALSO FACE CERTAIN RISKS AS A RESULT OF THE RECENT CHANGES TO OUR MANAGEMENT TEAM.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on Nazzareno Paciotti who joined us as our Chief Executive Officer and Chief Financial Officer in February 2004 and is a party to an employment agreement with us that expires in January 2008 (subject to renewal provisions provided for in the employment agreement). There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure you that our employees will not leave and subsequently compete against us. If we cannot work together effectively to overcome any operational challenges that arise during the integration process, if our new management team cannot master the details of our business and our market or if we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

WE RELY ON INDEPENDENT DEALERS AND DISTRIBUTORS TO SELL OUR PRODUCTS, AND PRIMARILY ON A SINGLE RETAILER TO SELL OUR PRODUCTS IN THE RETAIL CHANNEL. DISRUPTION TO THESE DISTRIBUTION CHANNELS WOULD HARM OUR BUSINESS.

Because we sell a significant portion of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our dealers and distributors maintain significant levels of our products in their inventories. If dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. Sales through ESI to a major retailer comprised 98% of our retail sales for the year ended December 31, 2004. Any reduction in sales to that retailer could negatively impact our sales. In addition, our exclusive right to sell Samsung products to that retailer expires on December 31, 2005.

Sales of our products to the Retail Channel are through a single independent distributor, ESI, with whom we entered into an exclusive arrangement in October 2004. The agreement with ESI provides for ESI to purchase products from us at a price equal to 108% of our base cost for such products so long as ESI is able to generate gross margins from the sale of the products at levels specified in the agreement. Failure of ESI to generate gross margins at or above the specified levels may reduce the price at which we are able to sell products to ESI and could negatively impact our gross margins.

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

We believe that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications, we and/or the manufacturer of such products might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. The defect in a product we sell to the Professional Channel negatively impacted our sales of this product and our gross margins during the fourth quarter of 2004. The manufacturer of this product corrected the defect and we were able to continue selling the product during the first quarter of 2005.

In addition, product defects could result in substantial product liability. Although we currently maintain product liability insurance, we cannot assure you that it is adequate or that it will remain available on acceptable terms. If we face liability claims that exceed our insurance or that are not covered by our insurance, our business, financial condition and results of operation would be adversely affected.

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

OUR GROWTH STRATEGY INCLUDES MAKING ACQUISITIONS IN THE FUTURE, WHICH COULD SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. In December 2004 we completed the acquisition of Rapor, Inc. In addition, over time, we may acquire or make investments in other providers of product offerings that complement our business and other companies in the security industry.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management's attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services or products; and

•	dilution to stockholders if we issue securities in any acquisition.

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

OUR PRODUCT OFFERINGS INVOLVE A LENGTHY SALES CYCLE AND WE MAY NOT ANTICIPATE SALES LEVELS APPROPRIATELY, WHICH COULD IMPAIR OUR PROFITABILITY.

Some of our products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities in the United States and abroad. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control.

If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales, and in particular, sales of the higher gross margin products we sell to the Professional Channel, can cause operating results to vary from period to period.

WE FACE LABOR, POLITICAL AND CURRENCY RISKS BECAUSE SAMSUNG ELECTRONICS' FACTORIES ARE LOCATED IN KOREA, AND WE MAY FACE OTHER RISKS IF WE CONTINUE TO EXPAND OUR BUSINESS INTERNATIONALLY.

Since our primary suppliers are located in Korea, we may face a number of additional risks, including those arising from the current political tension between North and South Korea. While we have not faced any problems to date, in the future, as we continue to expand our business internationally, we may face:

•	regulatory limitations imposed by foreign governments,

•	price increases due to fluctuations in currency exchange rates,

•	political, military and terrorist risks,

•	disruptions or delays in shipments caused by customs brokers or government agencies,

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, and

•	potentially adverse tax consequences resulting from changes in tax laws.

We cannot assure you that one or more of the factors described above will not have a material adverse effect on our business, financial condition and results of operation.

INVESTMENT RISKS

OUR COMMON STOCK IS THINLY TRADED ON THE OTC BULLETIN BOARD, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

There is currently limited volume of trading in our Common Stock and on some days there is no trading activity at all in our Common Stock. Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

PENNY STOCK REGULATIONS MAY AFFECT YOUR ABILITY TO SELL OUR COMMON STOCK.

To the extent the price of our Common Stock remains below $5.00 per share, our Common Stock will be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock and may make it more difficult for holders of our Common Stock to sell shares to third parties or to otherwise dispose of them.

SUBSTANTIALLY ALL OF OUR AUTHORIZED SHARES OF COMMON STOCK HAVE BEEN RESERVED FOR ISSUANCE PURSUANT TO OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE NOTES AND OTHER COMMITMENTS SO THAT ANY FUTURE EQUITY FINANCING OR USE OF COMMON STOCK FOR BUSINESS ACQUISITIONS MAY REQUIRE US TO AMEND OUR CERTIFICATE OF INCORPORATION TO INCREASE OUR AUTHORIZED COMMON STOCK. YOU SHOULD EXPECT THAT WE WILL SEEK STOCKHOLDER APPROVAL OF SUCH AN AMENDMENT AT OR BEFORE OUR NEXT ANNUAL MEETING OF STOCKHOLDERS.

As of March 31, 2005, there were issued and outstanding 49,047,949 shares of Common Stock, and warrants, options and convertible notes to purchase, and commitments to issue, an aggregate of approximately 20,075,000 additional shares of Common Stock. We have a total of 75,000,000 shares of Common Stock authorized under our certificate of incorporation. The proposed issuance of approximately 5,900,000 more shares of Common Stock in addition to those currently reserved for issuance would require us to amend our certificate of incorporation to increase our authorized Common Stock and/or effect a reverse stock split. You should expect that such an amendment will be proposed for stockholder approval at or before our next annual meeting of stockholders. No decision has been made as to the size of any increase that may be sought, and no assurance can be given that any such increase will be approved by our stockholders. Failure to increase our authorized Common Stock could limit or restrict our ability to raise working capital in a future equity financing and severely limit our ability to use Common Stock for desirable business acquisitions.

FUTURE SALES OF COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR STOCK.

A large portion of our outstanding shares of Common Stock have recently become eligible for sale in the public market, and it is anticipated that substantially all of our remaining outstanding shares of Common Stock will become eligible for sale in the public market in the second quarter of 2005. Sales of a significant number of shares of our Common Stock in the public market could result in a decline in the market price of our Common Stock, particularly in light of the illiquidity and low trading volume in our Common Stock.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR SHARES, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Our directors, executive officers and principal stockholders beneficially owned approximately 69% of our outstanding Common Stock as of March 31, 2005. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Item 2.	Properties.

We currently lease approximately 58,850 square feet of office and warehouse space in Carrollton, Texas under a lease agreement which expires in September 2009. In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock trades in the over-the-counter-market under the symbol “GVIS.” Prior to April 14, 2004, our Common Stock was quoted under the symbol “TSIM.” Trades in our Common Stock were reported by the OTC Bulletin Board from January 1, 2002 until June 9, 2002, and by Pink Sheets LLC from June 9, 2002 until December 13, 2004. Since December 13, 2004, trades of our Common Stock have been quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices of a share of our Common Stock as reported by the OTC Bulletin Board and Pink Sheets LLC, respectively. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The prices below have not been adjusted for periods preceding April 12, 2004, the date we effected a one-for-65 reverse split of our Common Stock.

	Price
	High	Low
2003
First quarter	$0.02	$0.02
Second quarter	$0.03	$0.01
Third quarter	$0.05	$0.01
Fourth quarter	$0.10	$0.01

2004
First quarter	$0.51	$0.02
Second quarter	$32.51	$0.10
Third quarter	$6.00	$1.10
Fourth quarter	$8.00	$1.15

The number of holders of record for our Common Stock as of December 31, 2004 was approximately 165. This number excludes individual stockholders holding stock under nominee security position listings.

DIVIDEND POLICY

We have not paid any dividends on our Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future. In addition, we are prohibited from paying dividends on our Common Stock under our agreements with Laurus.

Item 6.	Management’s Discussion and Analysis of Plan of Operation.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

From December 2000 until we acquired GVI Security, Inc. in a merger transaction on February 20, 2004, we had no active business operations. As a result of the merger, GVI Security, Inc. became our wholly-owned subsidiary, and the business of GVI Security became our business. Following the merger, on April 12, 2004, we changed our name from Thinking Tools, Inc. to GVI Security Solutions, Inc. Since the former stockholders of GVI Security, Inc. acquired a majority of our voting interests in the merger, the transaction was treated as a reverse acquisition, with GVI Security, Inc. treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of GVI Security, Inc. are our historical financial statements.

Through our subsidiaries, we provide complete video surveillance and security solutions incorporating a complete line of video surveillance, access control and detection systems to the homeland security, professional, business-to-business and retail market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products that enhance life safety for both government agencies and the private sector. We are the exclusive distributor of video surveillance and security products for Samsung Electronics in North, Central and South America to professional end users, installers and resellers, and a major national retailer. Our full service Enterprise Solutions Group provides turnkey solutions and integrated security systems for various government, homeland security, and Fortune 500 companies.

On December 1, 2004, we acquired Rapor, Inc. in a merger in which we issued to Rapor’s former stockholders an aggregate of 2,707,852 shares of our Common Stock and seven-year warrants to purchase an aggregate of 1,353,925 shares of our Common Stock at an exercise price of $3.04 per share. Rapor designs and manufactures high security building access portals. Rapor's patented Fast TracTM Rapid Access Portal is intended for use in new, high security installations, and can also be seamlessly integrated with existing access control and surveillance systems.

Prior to the merger, Rapor sustained a net loss of $430,401 on revenues of $648,447 for the year ended December 31, 2003, and a net loss of $570,304 on revenues of $55,501 for the nine months ended September 30, 2004. In connection with the closing of the merger, we also paid approximately $184,000 in cash, and issued 98,007 shares of Common Stock, in satisfaction of secured obligations of Rapor.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies have significant effect in the preparation of our consolidated financial statements.

Revenue Recognition

Our primary source of revenue is from sales of our products. Sales are recognized when revenue is realized or realizable and has been earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, we uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

We allow customers to return defective products when they meet certain established criteria as outlined in our trade terms. We regularly review and revise, when deemed necessary, our estimates of sales returns based primarily upon actual returns. We record estimated sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount that we expect to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by us in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2004, we experienced losses, or recorded provisions for potential losses, from customers' inability to make payments, totaling $250,000, or less than 1% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsellable or unusable items upon a product-level review.

Deferred Tax Asset Valuation Allowance

Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, or according to the expected reversal date of temporary differences not related to an asset or liability for financial reporting. Also, a valuation allowance is used, if necessary, to reduce deferred tax assets by the amount of any tax benefits that are not expected to be realized in the future based on available evidence.

Year 2004 compared with Year 2003

Net Revenues.  Total net revenues increased 17.5% to approximately $66.2 million for the year 2004 from approximately $56.3 million in 2003. The increase was due to an increase in sales of our products in the Professional Channel, consistent with our focus to provide complete solutions for our professional customers by providing a suite of fully-integrated products. Professional Channel sales increased 45% to $36.2 million compared to $25.0 million in 2003, while sales in the Retail Channel decreased 1.9% to $30.7 million compared to $31.3 in 2003. Negatively effecting net revenues was an approximately $800,000 sales price concession granted in the fourth quarter of 2004 to a large retailer, and our repurchase of inventory in the fourth quarter of 2004, which reduced our net revenues by approximately $400,000. We were required to repurchase this inventory as a result of entering into the exclusive distribution arrangement with ESI, which precludes the sale of our products to the Retail Channel by distributors other than ESI. Additionally, we had reduced sales in the fourth quarter of 2004 of a particular product to the Professional Channel. We were unable to sell this product during portions of the fourth quarter of 2004 as a result of a defect in this product. The manufacturer corrected the defect and we were able to continue selling the product at the beginning of the first quarter of 2005.

Cost of Goods Sold.  Total cost of goods sold increased 24.6% to approximately $58.2 million in 2004 from approximately $46.7 million in 2003. Contributing to this increase were the following: charges of approximately $1.6 million in connection with reserves established for slow moving inventory and write-downs of inventory to reflect net realizable value, increased revenues, and higher inbound freight costs. As a result of the changes in sales and costs of goods sold, gross profit for 2004 decreased to approximately $8.0 million from approximately $9.7 million for 2003, and gross profit as a percentage of net sales decreased to 12.2% for 2004, compared with 17.2% for 2003.

Operating Expenses.  Total operating expenses increased 93% to approximately $14.8 million in 2004 from approximately $7.6 million in 2003, as follows.

Sales and Marketing.  Sales and marketing expenses increased 71.4% to approximately $6.0 million in 2004 from approximately $3.5 million in 2003. The increase was primarily due to increased commissions, salaries and travel-related expenses. Contributing to the increase in salaries and travel-related expenses was approximately $925,000 relating to the formation of our Enterprise Solutions Group during 2004, which focuses on providing fully-integrated security products solutions to the Professional Channel.

General and Administrative.  General and administrative expenses increased 115% to approximately $8.8 million in 2004 from approximately $4.1 million in 2003. The increase was primarily due to increased salaries and wages associated with additional hires; increased administrative, accounting, finance and legal costs associated with being a public company following our merger in February 2004, as well as costs related to our Enterprise Solutions Group and expansion into the integrated security solutions market. Also included in general and administrative expenses for 2004 is approximately $400,000 of costs associated with personnel terminations during the year.

Interest Expense.  Interest expense for 2004 increased 203% to approximately $691,000 from approximately $228,000 in 2003. The increase was primarily related to increased borrowing and the amortization of increased loan origination fees during 2004 as a result of our May 2004 debt financing with Laurus Master Fund, described below.

Income Tax Expense (benefit).  The provision for federal, state and local income tax benefit was approximately $413,000 for 2004, as compared to income tax expenses of approximately $536,000 for 2003. The deferred tax asset for 2004 has been reduced by approximately $2.2 million, the amount of a deferred tax valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses for 2004 to reduce our tax expense in future periods. At December 31, 2004, the Company has a net operating loss carry-forward of approximately $1.2 million. This loss will expire in 2024.

Prior to May 23, 2003, GVI was taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the period from January 1, 2003 until May 2003. In May 2003, GVI lost its Sub Chapter S corporation status, and accordingly a provision was made for the payment of income taxes based on GVI's prorated taxable income for 2003.

Net Income (Loss).  As a result of the items discussed above, net loss for 2004 was approximately $7.2 million, compared with net income of approximately $1.3 million for 2003.

Year 2003 compared with Year 2002

Net Revenues.  Total net revenues increased 52% to approximately $56.3 million for the year 2003 from approximately $37.1 million in 2002. The increase was due to increases in sales across the range of our products together with the introduction of several new products manufactured by both Samsung Electronics and the other manufacturers whose products we distribute.

Cost of Goods Sold.  Total cost of goods sold increased 53% to approximately $46.7 million in 2003 from approximately $30.5 million in 2002. The increase was due to the increased revenue volume in addition to higher inbound freight costs and changes in our product mix. As a result of the changes in sales and costs of goods sold, gross profit for 2003 increased to approximately $9.7 million from approximately $6.6 million for 2002, and gross profit as a percentage of net sales decreased to 17.2% for 2003, compared with 17.7% for 2002.

Operating Expenses.  Total operating expenses increased 49% to approximately $7.6 million in 2003 from approximately $5.1 million in 2002, as follows.

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

Interest Expense.  Interest expense for 2003 decreased 7% to approximately $228,000 in 2003 from approximately $244,000 in 2002. The decrease was primarily related to lower interest rates during 2003 compared with 2002.

Provision For Income Taxes.  The provision for federal, state and local income taxes was approximately $536,000 for 2003 and approximately $56,000 for 2002. Prior to May 23, 2003, GVI was taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the year ended December 31, 2002 and for the period from January 1, 2003 until May 2003. In May 2003, GVI lost its Sub Chapter S corporation status, and accordingly a provision was made for the payment of income taxes based on GVI's prorated taxable income for 2003.

Net Income.  As a result of the items discussed above, net income for 2003 was approximately $1.3 million, compared with net income of approximately $1.1 million for 2002, an increase of 11%.

Liquidity and Capital Resources

Historically, GVI has funded its operations primarily through cash generated from operations as well as borrowings under secured revolving credit facilities.

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, we borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under our revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of our Common Stock at a price of $3.50 per share. We issued a similar warrant to purchase 94,000 shares of Common Stock to the finder at a price of $3.50 per share. Borrowings under the Laurus financing are secured by all of our assets.

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly. Amortizing payments of principal on the term loan commenced September 1, 2004. Remaining monthly payments are set forth in the table below.

Period	Principal Amount
January 2005 through May 2005	$75,000 per month
June 2005 through May 2006	$150,000 per month
June 2006 through April 2007	$190,000 per month
May 2007	$435,000

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

Amounts outstanding under the Term Note are convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share, and currently equal to $1.91 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. If the market price of Common Stock is below the conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share, and currently equal to $2.22 per share. To the extent we repay loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, we may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

The conversion prices under the Term Note and the receivable facility are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions) in accordance with a formula specified under our agreements with Laurus.

The loan documents with Laurus required our Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines we issued Laurus additional seven-year warrants to purchase an aggregate of 400,000 shares of our Common Stock at a price of $3.50 per share.

The loan documents also required us to have an effective registration statement covering the Common Stock underlying the Warrants and $10 million in principal amount of the Notes, by September 27, 2004. A registration statement covering those shares of Common Stock was not declared effective until October 15, 2004. As a result, from September 28, 2004 through October 15, 2004, the rate at which interest accrued on $10 million in principal amount of those Notes increased by 12% per annum.

From time to time we deposit cash collateral with financial institutions to secure letters of credit issued to vendors to purchase products. At December 31, 2004, we had no letters of credit outstanding.

At December 31, 2004, we had cash and cash equivalents of approximately $13.4 million, working capital of approximately $21.7 million, an outstanding balance of $4.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.5 million, with additional borrowing availability under such facility of approximately $3.9 million. At December 31, 2003, we had cash and cash equivalents of approximately $69,000, working capital of approximately $10.7 million, and outstanding revolving loans of approximately $8.6 million, with approximately $1.4 million of additional availability under a Credit Agreement with our prior lender.

Our December 31, 2004 balance sheet also reflects restricted cash in the amount of $10 million, which represents the portion of the proceeds of our December 2004 private placement that we were required to use to repurchase shares of Common Stock from a stockholder of ours, as described below.

Management believes that the net proceeds from the private placement we completed in December 2004 (described below), together with cash generated from operations and borrowings available under our agreements with Laurus, will be sufficient to meet our cash requirements for calendar 2005.

October 2004 Bridge Financing

On October 29, 2004, in a private placement exempt from registration under the Securities Act, we sold 23 “Units” for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom are our affiliates. Each Unit consisted of $50,000 principal amount of 12% Subordinated Secured Promissory Notes, and the right to be issued warrants to purchase shares of our Common Stock.

The Notes were repaid in full in accordance with their terms in December 2004 upon the closing of the private placement described below. As a result of the December 2004 private placement, and in accordance with the terms of the bridge financing, for each $50,000 in principal amount of notes purchased, such purchaser was issued a five-year warrant to purchase 33,333 shares of Common Stock at an exercise price of $1.50 per share.

December 2004 Private Placement

On December 27, 2004, we completed a private placement of approximately 22,620,000 shares of Common Stock at a price of $1.50 per share, for aggregate gross consideration of $33.9 million. C.E. Unterberg, Towbin LLC acted as the financial advisor for us in the private placement and was paid a cash fee equal to seven percent of the gross proceeds from the private placement, plus its legal costs and expenses. Net cash proceeds were approximately $31.5 million, after compensation to the financial advisor and other costs of the placement.

Approximately $4.7 million of the proceeds were used to repay borrowings from Laurus Master Fund under a revolving promissory note, and $1.15 million of the proceeds were used to repay the notes issued in the October 2004 bridge financing. The holders of $600,000 in principal amount of these notes reinvested such amount in the private placement. We used an additional $10 million of the net proceeds to repurchase 6,666,667 shares of Common Stock from William A. Teitelbaum, a stockholder of the Company, pursuant to a Settlement Agreement between us and Mr. Teitelbaum entered into in October 2004. The balance of the net proceeds have been and will be used primarily for working capital, general corporate purposes and acquisitions.

The Common Stock issued in the private placement was sold to persons we reasonably believe are accredited investors, without public solicitation or advertising, and the certificates issued for the Common Stock issued in the private placement were endorsed with an appropriate restrictive legend.

In accordance with our obligations under the private placement, in January 2005 we filed a registration statement to register under the Securities Act the resale of the shares of Common Stock issued in the private placement.

As a result of the closing of the private placement, the Company issued warrants to purchase an aggregate of 766,666 shares of Common Stock at a price of $1.50 per share to the investors in the October 2004 bridge financing, in accordance with our obligations under such financing.

Item 7.	Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.        Controls and Procedures.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of December 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.        Other Information.

Not Applicable.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 2, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 2, 2005.

Item 10.	Executive Compensation.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 2, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 2, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 2, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 2, 2005.

Item 12.	Certain Relationships and Related Transactions.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 2, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 2, 2005.

Item 13.	Exhibits and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. *
2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among GVI Security Solutions, Inc., Rapor, Inc., and Rapor Acquisition Corp.####
3.1	Certificate of Incorporation and Amendments of GVI Security Solutions, Inc.**
3.2	By-Laws of GVI Security Solutions, Inc.***
3.4	Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Thinking Tools, Inc.****
4.1	2004 Long-Term Stock Incentive Plan #
4.2	Securities Purchase Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.3	Secured Convertible Term Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.4	Common Stock Purchase Warrant, dated May 27, 2004, issued to Laurus Master Fund, Ltd. ##
4.5	Security Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.6	Secured Convertible Minimum Borrowing Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.7	Secured Revolving Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.8	Registration Rights Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.9	Master Security Agreement, dated May 27, 2004, by GVI Security Solutions, Inc. and GVI Security, Inc. in favor of Laurus Master Fund, Ltd. ##

4.10	Subsidiary Guarantee, dated May 27, 2004, by GVI Security, Inc. in favor of Laurus Master Fund, Ltd. ##
4.11	Stock Pledge Agreement, dated May 27, 2004, by and among GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.12	Registration Rights Agreement, dated as of February 19, 2004, by and among the Registrant and the stockholders of the Registrant party thereto.*
4.13	Registration Rights Agreement, dated as of July, 2004, by and among the GVI Security Solutions, Inc. and the former stockholders of Rapor.####
4.14	Form of Subscription Agreement for Units purchased by investors in October 2004 Bridge Financing+
4.15	Form of Warrant issued to investors in October 2004 Bridge Financing+
4.16	Security Purchase Agreement, dated as of December 21, 2004, by and among GVI Security Solutions, Inc. and the Purchasers listed on Schedule A thereto.+++
10.1	Distributor Agreement between Samsung Electronics Co., Ltd. and GVI Security, Inc. ***
10.2	Executive Employment Agreement, dated as of January 24, 2005, by and between the Registrant and Nazzareno E. Paciotti ++++
10.3	Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd. #
10.4	Consulting Agreement, dated as of February 18, 2004, by and between the Registrant and Europa International, Inc. ***
10.5	Commercial Industrial Lease Agreement, effective as of April 1, 2004, between, CSHV Texas Industrial, L.P., as Landlord, and GVI Security, Inc., as Tenant ***
10.6	Settlement Agreement and General Release, dated as of October 13, 2004, between the Registrant, GVI Security, Inc., William A. Teitelbaum and Alarmax Distributors, Inc. ***
10.7	Mutual Separation Agreement, dated as of September 30, 2004, by and among GVI Security, Inc., GVI Security Solutions, Inc. and Thomas Wade. ####
10.8	Memorandum of Understanding dated November 5, 2005 between GVI Security Solutions, Inc. and E&S International Enterprises, Inc.++
21	Subsidiaries of the Registrant ++++
31	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

* Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 27, 2004.

** Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 24, 2004

*** Incorporated by reference to the similarly described exhibit previously filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 33-11321).

**** Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 22, 2000.

# Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 14, 2004.

## Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 7, 2004.

### Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 8, 2004.

#### Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 19, 2004.

+ Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 13, 2004.

++ Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on November 9, 2004.

+++ Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 30, 2004.

++++ Incorporated by reference to the similarly described exhibit previously filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 33-122314).

(b) Reports on Form 8-K

On October 19, 2004, we filed a Current Report on Form 8-K, Item 1.01, with respect to a Mutual Separation Agreement we entered into with Thomas Wade.

On November 4, 2004, we filed a Current Report on Form 8-K, Item 3.02, and on November 10, 2004 and December 13, 2004, we filed Current Reports on Form 8-K/A, Item 3.02, with respect to our October 2004 bridge financing provided by certain affiliates of ours.

On November 9, 2004, we filed a Current Report on Form 8-K, Items 1.01, 2.02 and 3.02, with respect to our entering into of a Memorandum of Understanding with ESI and a press release we had issued with respect to third quarter revenues.

On December 7, 2004, we filed a Current Report on Form 8-K, Items 2.01 and 3.02, with respect to our merger with Rapor, Inc. and the issuance of our securities in connection therewith.

On December 28, 2004, we filed a Current Report on Form 8-K, Item 3.02, with respect to our December 2004 private placement.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 2, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 2, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2005.

GVI SECURITY SOLUTIONS, INC.

By:	/s/ Nazzareno E. Paciotti
Nazzareno E. Paciotti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzareno E. Paciotti Nazzareno E. Paciotti	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director	April 14, 2005
/s/ Howard Safir Howard Safir	Chairman of the Board of Directors	April 14, 2005
/s/ Richard Berman Richard Berman	Director	April 14, 2005
/s/ Bruce Galloway Bruce Galloway	Director	April 14, 2005
/s/ Frederick W. Gluck Frederick W. Gluck	Director	April 14, 2005
/s/ Joseph R. Rosetti Joseph R. Rosetti	Director	April 14, 2005
/s/ Moshe Zarmi Moshe Zarmi	Director	April 14, 2005

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GVI Security Solutions, Inc.
Carrollton, Texas

We have audited the balance sheet of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mercadien, P.C.
Hamilton, New Jersey

March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GVI Security Solutions, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of GVI Security, Inc., the predecessor business of GVI Security Solutions, Inc., for the year ended December 31, 2003. All 2003 shareholders’ equity share and per share amounts in the financial statements give retroactive effect to the reverse merger of GVI Security, Inc. with Thinking Tools, Inc. as described in the notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GVI Security, Inc., the predecessor business of GVI Security Solutions, Inc., for the year ended December 31, 2003, after giving retroactive effect to the reverse merger as discussed in Note 1 to the financial statements, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 29, 2004, except for Notes 1 and 10
   as to which the date is September 27, 2004

GVI SECURITY SOLUTIONS, INC.
BALANCE SHEET
DECEMBER 31, 2004
($ in thousands, except per share data)

ASSETS

CURRENT ASSETS

Cash and Equivalents	$13,398
Restricted Cash	10,000
Accounts receivable, net of allowance for doubtful accounts of $250	8,324
Inventory	12,563
Other receivables	1,402
Prepaid expenses and other assets	380
Refundable income taxes	643
Total current assets	46,710

PROPERTY AND EQUIPMENT, net	1,982

OTHER ASSETS
Deferred loan origination fee, net of accumulated amortization	1,409
Intangibles, net	1,220
Investment	250
Other	34

TOTAL ASSETS	$51,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,344
Debt	1,596
Accrued expenses	2,081
Stock Repurchase Obligation	10,000

Total current liabilities	25,021

DEBT, Non-current portion	9,057

TOTAL LIABILITIES	34,078

STOCKHOLDERS' EQUITY

Preferred Stock Series B, $.001 Par Value, 200 Shares authorized, 200 Shares Issued and Outstanding	—
Preferred Stock, Undesignated, $.001 Par Value, 2,999,800
Shares authorized, None Issued Or Outstanding	—
Common stock - $.001 par value; 75,000,000 shares authorized; 49,012,946 shares issued and outstanding	49
Additional paid-in capital	22,741
Accumulated deficit	(5,263)

Total stockholders' equity	17,527

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,605

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

($ In thousands, except income (loss) per share data)
	2004	2003
		Predecessor Business
INCOME
Sales, net of returns, allowances and discounts	$66,206	$56,336
Cost of Goods Sold	58,164	46,667

GROSS PROFIT	8,042	9,669
Selling, General and Administrative Expenses	14,786	7,649

OPERATING INCOME (LOSS)	(6,744)	2,020
Interest Expense	691	228
Other	(156)	—

INCOME (LOSS) BEFORE TAXES	(7,591)	1,793
INCOME TAX EXPENSE (BENEFIT)
Current tax provision	(625)	748
Deferred tax (benefit)	212	(212)

Total income tax expense (benefit)	(413)	536

NET INCOME (LOSS)	$(7,178)	$1,257

Income (Loss) Per Share
Basic	$(0.24)	$0.04
Diluted	$(0.24)	$0.04
Shares Used in Calculation of Net Income (Loss)
Per share
Basic	30,135	28,215
Diluted	30,135	28,215

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Preferred A		Preferred B		Preferred D		Preferred E		Additional Paid-in	Retained earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2002
(Predecessor Business)	230,000	$230		$--		$--		$--		$--	$574,770	$873,034	$1,448,034
Conversion to
Preferred Series E	(230,000)	(230)							1,000,000	1,000	(770)		1,000
Net income												1,256,862	1,256,862
Distributions												(215,001)	(215,001)

Balance, December 31, 2003
(Predecessor Business)	--	--							1,000,000	1,000	574,000	1,914,895	2,489,895
Thinking Tools
Capitalization	157,032	157	1,148,799	1,149	200	--	10,000	10			20,789,166	(22,611,032)	(1,820,550)
Eliminate Thinking Tools
to Recapitalize GVI											(21,094,042)	22,611,034	1,516,992
Conversion to Common	44,185	44	(1,148,799)	(1,149)							1,105
Conversion to Common	1,187,983	1,188					(10,000)	(10)			(1,178)
Conversion to Common	28,214,587	28,215							(1,000,000)	(1,000)	(27,215)
Warrants issued											212,235		212,235
Shares issued	650,000	650									155,350		156,000
Acquisition of Rapor	2,805,858	2,806									670,600		673,406
Private Placement	22,619,968	22,620									31,454,237		31,476,857
Stock Repurchase Obligation	(6,666,667)	(6,667)									(9,993,333)		(10,000,000)
Net loss												(7,177,712)	(7,177,712)
Balance, December 31, 2004	49,012,946	$49,013	--	$--	200	$--	--	$--	-- $	--	$22,740,925	($5,262,815)	$17,527,123

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
($ In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

	2004	2003
		Predecessor Business
Net income (loss)	$(7,178)	$1,257
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Used in operating activities
Depreciation and amortization	846	164
Amortization of deferred loan origination
fees & intangibles	312	—
Deferred tax provision	213	(212)
Compensation costs for stock and warrants
issued	189	—
Increase (decrease) in cash flows due to changes
in operating assets and liabilities:
Accounts receivable	4,095	(6,899)
Inventory	(3,916)	(2,097)
Other receivables	38	(381)
Prepaid expenses and other assets	76	(53)
Accounts payable	—	2,623
Accrued expenses	822	416
Other	(34)	—
Refundable income taxes/Federal income taxes
payable	(1,099)	456

Net cash used in operating activities	(5,636)	(4,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,741)	(460)
Purchase of Rapor assets	(288)	—
Purchase of investment	(250)	—

Net cash used in investing activities	(2,279)	(460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement proceeds	31,476	—
Proceeds from loan/line of credit	17,580	—
Repayments of loan/line of credit	(10,905)	—
Proceeds from prior lines of credit	—	44,744
Repayments of prior lines of credit	(5,304)	(39,440)
Distribution	—	(215)
Restricted cash	(10,000)	—
Loan origination fees	(1,604)	—
Net cash provided by financing activities	21,243	5,089

Net increase (decrease) in cash	13,328	(96)
CASH, BEGINNING OF YEAR	69	166

CASH, END OF YEAR	$13,398	$69

SUPPLEMENTARY INFORMATION TO
STATEMENT OF CASH FLOWS:
Cash paid for interest	$356	$209

Cash paid for taxes	$468	$200

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Liabilities assumed in acquisition and
Recapitalization	$1,821	$—
Capital lease equipment acquisitions	501	—
Conversion of related party note and loan
and accrued interest	1,517	—
Loan origination fee compensation cost for
warrant issued	112	—
Rapor assets net of liabilities assumed	741	—
Stock Repurchase Obligation	10,000	—

The Notes to Financial Statements are an integral part of these statements

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GVI Security Solutions, Inc. (the “Company” and/or “GVI”) was incorporated in August 1996 as Thinking Tools, Inc. and was originally engaged in the software development business. From December 18, 2000 until February 20, 2004, Thinking Tools, Inc. had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, Thinking Tools, Inc. acquired all of the stock of GVI Security, Inc. in a merger, and the business of GVI Security, Inc. became the business of Thinking Tools, Inc. For accounting purposes, because the Company had become a shell company, GVI Security, Inc. was treated as the acquiror in the merger, which was treated as a recapitalization of GVI Security, Inc., and the pre-merger financial statements of GVI Security, Inc. became the Company’s historical financial statements. The 2003 stockholders’ equity of the Company was retroactively restated for the equivalent number of shares of Thinking Tools, Inc. received by GVI Security, Inc. in the reverse merger, with the difference between the par value of Thinking Tools, Inc. preferred stock and GVI Security, Inc.’s common stock recorded as paid in capital. In the merger 230,000 shares of GVI Security, Inc.’s common stock was converted to 1,000,000 shares of Thinking Tools, Inc. Series E Preferred Stock. The Series E Preferred Stock was initially convertible into 1,833,947,909 shares of Thinking Tools, Inc. common stock, and ultimately converted into 28,214,587 shares of common stock of the Company as a result of the one-for-65 reverse split effected on April 12, 2004, on which date Thinking Tools, Inc. changed its name to GVI Security Solutions, Inc. See also Note 13.

GVI is a provider of video surveillance and security solutions incorporating a line of video surveillance, access control and detection systems to the homeland security, professional, business-to-business and retail market segments. GVI provides a combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products for both government agencies and the private sector. GVI is the exclusive distributor of video surveillance and security products for Samsung Electronics (Samsung) in North, Central and South America to professional end users, installers and resellers, and a major national retailer. During each of the years ended December 31, 2004 and 2003, sales in the United States comprised 86% of total sales, and international sales comprised 14% of total sales.

On December 1, 2004, the Company acquired all of the capital stock of Rapor, Inc. in a merger in which the Company issued to Rapor’s former stockholders an aggregate of 2,707,852 shares of common stock and seven-year warrants to purchase an aggregate of 1,353,925 shares of common stock at an exercise price of $3.04 per share. In connection with the closing of the merger, the Company also paid approximately $184,000 in cash, and issued 98,007 shares of common stock, in satisfaction of secured obligations of Rapor. Rapor designs and manufactures high security building access portals.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. (for the period December 1, 2004 through December 31, 2004). All material inter-company transactions, balances and profits have been eliminated.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and short-term investments - The carrying amount approximates fair value because of the short maturity of those instruments.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

•
Long-term investments - The fair value of investments is normally based on quoted market prices for those or similar investments. It was not practicable to estimate the fair value of an investment representing a 5 percent membership of an untraded company without incurring excessive costs; that investment is carried at its original cost of $250,000 in the balance sheet.

•
Long-term debt - Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value shown on our balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as defined at December 31, 2004 or 2003.

Accounts Receivable

Trade receivables are presented on the balance sheet at outstanding principal adjusted for any charge offs. The Company maintains an allowance for doubtful receivables based on previous loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery. The allowance for doubtful accounts at December 31, 2004 was $250,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsellable or unusable items based upon a product-level review.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are provided for on straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When assets are fully depreciated, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is credited or charged to income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the valuation of inventory, accounts receivable and the useful lives of property and equipment.

Revenue Recognition

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

revenue or the date on which the Company offers the incentive. The Company allows customers to return products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable, and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

Shipping and Handling Costs for Purchases and Sales

Shipping and handling costs relating to sales are expensed as incurred and included in cost of goods sold. Shipping and handling costs relating to purchases are included in the cost of inventory, and charged to cost of goods sold when sold to customers.

Income Taxes

Until May, 2003, the Company elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code. Under those provisions, the Company did not provide for or pay Federal and certain corporate state income taxes on its taxable income, instead, the stockholders were liable for individual Federal and State income taxes on their share of the Company's taxable income.

In May, 2003, the Company lost its status as an "S" Corporation and became a "C" corporation when a disqualified entity acquired stock. Income taxes consist of taxes currently payable plus deferred taxes related primarily to differences between the basis of property and equipment, inventory, and accounts receivable for financial and income tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, or according to the expected reversal date of temporary differences not related to an asset or liability for financial reporting. Also, a valuation allowance is used, if necessary, to reduce deferred tax assets by the amount of any tax benefits that are not expected to be realized in the future based on available evidence.

Net Income (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's loss from continuing operations in 2004, all convertible securities, options and warrants at December 31, 2004 are anti-dilutive; hence both basic and diluted loss per share for that year are computed based on the weighted average number of shares of common stock outstanding during the period.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

For the year ended December 31, 2003, earnings per share assumes conversion of the Series E Preferred Stock. Exercisable options were not considered in the earnings per share calculations because the effect would have been anti-dilutive.

Accrued Expenses

Accrued expenses at December 31, 2004 ($ in thousands):

Accrued wages, commissions, and related payroll taxes	$798
Inventory - received not invoiced	369
Legal and professional fees	251
Sales Tax Payable	151
Deferred Rent	136
Other expenses	376
$2,081

Stock Based-Compensation

In December 2002, the Financial Accounting Standards Board Issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation using Accounting Principles Board (APB) Option No. 25, "Accounting for Stock Issued to Employees" and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The exercise price of options granted under the stock option plan (Note 10) is equal to or less than the market price of the underlying stock on the date of grant. Therefore, no compensation cost was recorded under APB No. 25.

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, proforma net income for the years ended December 31, 2004 and 2003 would have been as follows ($ in thousands, except per share amounts):

		2004	2003
Net Income (Loss), as reported	$	(7,178)	$1,257
Stock-based employee compensation expense, net of related tax effects		(104)	(11)

Net Income (Loss), pro forma	$	(7,282)	$1,246

Net income (loss) per share:
Basic as reported		$(0.24)	$0.04
Basic pro forma		$(0.24)	$0.04
Diluted as reported		$(0.24)	$0.04
Diluted pro forma		$(0.24)	$0.04

The weighted average fair value of options granted during each of 2004 and 2003 was $.01. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Risk free rate of return	3.5%	1.5%
Option lives in years	3.0	3.0
Annual volatility of stock price	74%	--%
Dividend yield	--%	--%

Advertising

Advertising costs are expensed as incurred. Some advertising costs, which included various promotional incentives and trade show participation, for the years ended December 31, 2004 and 2003 were reimbursed by Samsung in the form of marketing incentives and reimbursement for trade show participation.

NOTE 2 ~ PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 ($ in thousands):

	Useful Lives In Years
Furniture and fixtures	5-7	$303
Office and warehouse equipment	2-7	236
Leasehold improvements	2-7	126
Computer equipment and software	3-5	475
Demonstration and sample equipment	1-2	1,943
Subtotal		3,083
Less: accumulated depreciation		1,101
		$1,982

NOTE 3 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At December 31, 2004, $4.7 million in principal was outstanding under the Term Loan and $5.5 million in principal was outstanding under the accounts receivable facility.  The agreements with Laurus prohibit the payment of dividends on the Company's common stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly. Amortizing payments of principal on the term loan commenced September 1, 2004, with a final payment due on May 27, 2007 as set forth in the table below.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 3 ~ CREDIT FACILITIES, Continued

Period	Principal Amount
September 2004 through May 2005	$ 75,000 per month
June 2005 through May 2006	$150,000 per month
June 2006 through April 2007	$190,000 per month
May 2007	$435,000

The interest rate under the Term Note is subject to downward adjustment at the end of each month as follows. If at the end of the applicable month the Company has registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the term loan will be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of the Common Stock, at the end of the month, in excess of the conversion price under the Term Note.

Amounts outstanding under the Term Note were convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December, 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

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

Amounts outstanding under the receivable facility were convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December, 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, the Company may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $2 million).

The loan documents with Laurus required the Company’s Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines, the Company issued Laurus additional seven-year warrants to purchase an aggregate of 400,000 shares of Common Stock at a price of $3.50 per share. The Company’s Common Stock began being quoted on the NASD Over the Counter Bulletin Board on December 13, 2004. Compensation expense of approximately $16,000 was recorded for the issuance of these warrants.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 3 ~ CREDIT FACILITIES, Continued

Loan Origination Fees

The loan origination and finders fees of $1.8 million for the Laurus loans and line of credit were capitalized and will be amortized to interest expense over three years. Included in loan origination fees is compensation of $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the company's common stock.

Capitalized Leases

There are four capital leases for a trade show booth, warehouse racking, and 2 office furniture leases that have a total value of $430. These leases will be paid over terms ranging from 24 to 60 months and payments will be allocated to debt and interest expense over the term of the leases.

Amortization Table: ($ in thousands)

	2005	2006	2007	2008	2009
Capital Leases	$172	$118	$77	$51	$12

NOTE 4 ~ INCOME TAXES

The current tax provision consists of the following ($ in thousands):

	2004	2003
Federal
Current	$(647)	$868
Deferred	212	(212)
State, current	22	92
	$(413)	$748

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows ($ in thousands):

2004
Current deferred taxes
Accounts receivable allowances	$540
Inventory reserve	367
Uniform capitalization of inventory costs	113
Net operating loss carry-forward	1,247
2,267
Noncurrent deferred tax liabilities
Property and equipment	(130)
Non Cash compensation	13
(117)
Less: Deferred tax valuation allowance	(2,150)
Net	$--

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 4 ~ INCOME TAXES, Continued

The Company's effective tax rate differs from the expected federal income tax rate as follows ($ in thousands):

		2004	2003

Income tax at statutory rates (34%)		$(2,581)	$609
Effects of permanent differences		--	25
State income tax expense		15	61
Deferred tax valuation allowance		2,150	--
Other		3	--
Effects of change in tax status		-	(159)

Income tax (benefit) provision	$	(413)	$536

As described in Note 1, the Company converted from an "S" corporation to a "C" corporation in May, 2003. Prior thereto, the Company was not liable for federal or certain state income taxes.

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

At December 31, 2004, the Company has a net operating loss carry-forward of approximately $1.2 million. This loss will expire in 2024. A full valuation allowance has been provided against the deferred tax assets. The valuation allowance reflects management’s assessment of the uncertainty of the Company’s ability to utilize the loss carryforward in the future.

NOTE 5 ~ 401(K) PLAN

The Company has a 401(k) profit-sharing plan covering all of its eligible employees. The Plan provides for annual discretionary employer and employee contributions. Amounts accrued but not funded for the periods ended December 31, 2004 and 2003 were $90,000 and $0, respectively.

NOTE 6 ~ COMMITMENTS AND CONTINGENCIES

Lease and Rents

The Company leases warehouse and office space under an agreement which expires on September 30, 2009. Under the terms of the lease, the Company pays no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease; for which the effects of the deferred rent have been accrued.

The minimum annual rentals under the non-cancelable lease are as follows ($ in thousands):

For the years ended December 31,
2005	$308
2006	308
2007	308
2008	308
2009	258
$1,490

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 6 ~ COMMITMENTS AND CONTINGENCIES, Continued

Rent expense amounted to $371,000 and $141,000 for the periods ended December 31, 2004 and 2003, respectively.

Licensing Agreement

The company entered into a licensing agreement that commenced on January 1, 2005 with Cybasec LTD. Under the agreement, which has an initial term of three years, but can be cancelled after the first year, Cybasec grants the company the exclusive license to use, sell, market, distribute, service and customize the Cybasec Enterprise Security Platform hardware and software applications in exchange for the Company committing to purchase required amounts of products and paying related agreed upon fees. Minimum required payments under this licensing agreement are $1,047,000 for the year ending December 31, 2005.

Settlement Agreement with William Teitelbaum

In October 2004 the Company entered into a Settlement Agreement and General Release with William A. Teitelbaum, a founder and principal stockholder of the GVI Security, Inc., under which Mr. Teitelbaum was issued 650,000 shares of common stock and Mr. Teitelbaum released the Company from claims with respect to a warrant he alleged had been issued to him by GVI Security, Inc. The value of the common stock issued under the agreement is recorded as other non-operating expense of $156,000 for the year ended December 31, 2004. The Settlement Agreement required the Company to use a portion of the proceeds it would receive in a placement of its securities to repurchase up to $10 million of shares of common stock held by Mr. Teitelbaum at the purchase price of the securities sold in the placement. On January 4, 2005 the Company completed the purchase of 6,666,667 shares from William A. Teitelbaum for $10 million. At December 31, 2004, included in the balance sheet is restricted cash and a liability, each in the amount of $10,000,000, and a reduction of stockholders’ equity, for the purchase of these shares.

Termination Agreement with Thomas Wade

On October 19, 2004, the Company, GVI Security Inc. and Thomas Wade, at that time the beneficial holder of approximately 14% of Common Stock and the President of the Company’s subsidiary, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with the subsidiary. In accordance with Mr. Wade’s employment agreement, Mr. Wade is entitled to receive severance payments equal to one year of his annual base salary of $350,000. In addition, for a period of one-year, Mr. Wade will continue to receive a car allowance of $800 per month, an unaccounted for expense reimbursement of $1,200 per month, and medical benefits. At December 31, 2004, approximately $281,000 for the remaining obligation has been included in accrued expenses. The Company also agreed that Mr. Wade’s options to purchase 1,975,020 shares of our Common Stock vest in full. There was no effect on earnings for this acceleration. Mr. Wade has agreed to release the Company in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

Sales Tax

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company estimates that any liability that it may have for sales taxes would not have a material effect on its financial condition or results of operations.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 7 ~ CONCENTRATIONS OF RISK

Samsung Electronics Exclusive Product Distribution Agreement

The Company has signed an exclusive product distribution agreement with Samsung that is renewable annually if the Company purchases from Samsung the "Annual Volume Targets," as defined, agreed to for that year. Under the terms of the product distribution agreement, Samsung will provide a reasonable amount of products to demonstrate its products and provide samples for customer testing, for distributors’ use in training purchasers, wholesale distributors and the Company's personnel and to support other distributors. In addition, the agreement provides for Samsung to reimburse the Company for various marketing and trade show expenses. The agreement also provides for the Company to earn a commission on sales of private label products to new Original Equipment Manufacturers. The amount captioned on the balance sheet "other receivables" is comprised primarily of commissions and other amounts due from Samsung under the distribution agreement. For the years ended December 31, 2004 and 2003, the Company purchased approximately $39 million and $38 million, respectively, from Samsung.

Major Customer

The Company has one major customer that is a purchasing entity for a major national retailer. Approximately 44% and 53% of the Company's sales for the years ended December 31, 2004 and 2003, respectively, were to this customer and approximately $310,000 of the Company's accounts receivable at December 31, 2004, were due from the customer. Pursuant to a written agreement, this customer purchases products from the Company at an initial price equal to 108% of the base cost to the Company, subject to downward adjustment if the customer’s gross margins fall below certain specified levels. The Company is responsible for all warranty obligations with respect to these products. In connection with entering this agreement, the Company agreed to issue this customer warrants to purchase 3,000,000 shares of common stock at a price of $1.50 per share, and to issue the customer up to an additional 3,000,000 shares of common stock upon attaining certain goals provided for in the agreement.

Cash and Credit Risk Concentration

The Company maintains accounts in a financial institution and at times the balances may be in excess of the FDIC insurance limit. Collected balances are invested in overnight repurchase agreements. The Company periodically evaluates this financial institution and does not believe it is exposed to undue risk of loss. At December 31, 2004, in addition to the amounts due from its major customer as set forth above, approximately $1,529,000, 1,432,000 and $860,000, respectively, of the Company's accounts receivable were due from three particular customers. The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

NOTE 8 ~ RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducted certain transactions with a company owned by William Teitelbaum. During the years ended December 31, 2004 and 2003, the Company made sales of $3,587 and $299,846, respectively, to this company. At December 31, 2004, no amounts were due from this company. Also see Note 6 concerning settlement agreement with William Teitelbaum.

On March 31, 2004, the Company issued three subordinated convertible notes totaling $159,000. Each note bore interest at 10% per annum and was convertible into common stock at a price of $5.10 per share. The notes were paid in full with accumulated interest on June 29, 2004.

On October 29, 2004, in a private placement exempt from registration under the Securities Act, the Company sold 23 “Units” for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom were affiliates of the Company. Each Unit consisted of $50,000 principal amount of 12% Subordinated Secured Promissory Notes, and the right to be issued warrants to purchase shares of common stock. The Notes were repaid in full in accordance with their terms in December 2004 upon the closing of the private placement. Warrants to purchase 766,666 shares of common stock were issued to these purchasers in December 2004 in accordance with the terms of the October 2004 private placement.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 8 ~ RELATED PARTY TRANSACTIONS, Continued

Joseph Rosetti, one of the Company’s directors, was a director of Rapor prior to the merger (See Note 1). Mr. Rosetti was also the direct holder of approximately 12% of Rapor’s outstanding common stock, and a principal partner in a partnership, established for the benefit of members of his family, that held approximately 7.5% of Rapor’s outstanding common stock. In accordance with the terms of the merger, as former stockholders of Rapor, Mr. Rosetti was issued 346,060 shares of common stock and warrants to purchase 135,787 shares of common stock, and the partnership was issued 208,998 shares of common stock and warrants to purchase 104,499 shares of common stock.

NOTE 9 ~ LITIGATION

The Company is a party to disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial condition or results of operations.

NOTE 10 ~ 2004 LONG-TERM INCENTIVE PLAN

On July 22, 2003, the predecessor company, GVI Security, Inc., adopted the GVI Security, Inc. 2003 Stock Incentive Plan and granted options to purchase 23,000 shares of common stock under that plan. As a result of Merger, and after giving effect to the 1-for-65 reverse stock split which occurred in April 2004, the options for 23,000 shares of GVI stock were converted to options to purchase 2,821,452 shares of common stock at a price of $.3185 per share. In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 5,939,913 shares of Common Stock (after giving effect to the Reverse Stock Split) for issuance thereunder. In addition, in February, the Company granted options for common stock exercisable under the plan of 2,675,000 at $2.60 per share (post-reverse stock split).

At December 31, 2003 and 2004, the Company had stock-based employee compensation plans, which are described more fully above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of the status of the Company's stock options as of December 31, 2004 and 2003, and the changes during the years ended December 31, 2004 and 2003, are presented below:

	Number of Shares		Range of Exercise Prices
Outstanding at January 1, 2003	24,122		$32.50 - 65.00
Granted	2,821,452		$0.32 - 0.32
Exercised	--		$--
Forfeited	8,385		$--
Outstanding at December 31, 2003	2,837,189		$0.32 - 65.00
Granted	2,675,000		$2.60 - 2.60
Exercised	--		$--
Forfeited	(276,320)		$0.32 - 65.00
Outstanding at December 31, 2004	5,235,869		$0.32 - 65.00
Weighted-average fair value of options remaining exercisable at December 31, 2004		$0.01

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 10 ~ 2004 LONG-TERM INCENTIVE PLAN, Continued

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding Options		Exercisable Options
Exercise Prices	Number Outstanding at December 31, 2004	Weighted-average Remaining Contractual Life	Number Outstanding at December 31, 2004
$ 0.32	2,805,505	8.6 years	2,404,370
2.60	2,414,627	9.1 years	670,877
Over $32.00	15,431	4.8 years	15,431
	5,235,869		3,090,677

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method for stock based awards to directors and employees as of the beginning of the fiscal period. Under SFAS 123, the fair value of the stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock option price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing models with the following weighted average assumptions: expected life ranging from 3 to 5 years; 74%, stock volatility, risk-free interest rates of approximately 3.5%; and no dividends during the expected term. The results would have no material effect on the reported earnings per share.

NOTE 11 - Warrants

Summary of outstanding warrants at December 31, 2004:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price
Laurus Master Fund	1,340,000	6.5	$3.50
Laurus Finder’s Fee	94,000	6.5	$3.50
Vendor	3,000,000	5.2	$1.50
Rapor shareholders	1,353,925	7.0	$3.04
Oct. 2004 bridge financing	766,666	5.0	$1.50
Related to 1999 Acquisition	54,612	0.2	$32.50
Former Vendor	11,721	0.2	$0.65
Other	13,743	2.0	$7.80 - $69.55

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 12 ~ INVESTMENT IN DIGITAL HORIZONS SOLUTIONS, LLC (formerly Bio-AccessID, LLC)

On January 20, 2004, pursuant to a Membership Purchase Agreement by and among John Carter, Ronald DeBerry, GVI Security Solutions, Inc., and Digital Horizons Solutions, LLC (formerly Bio-AccessID, LLC) ("Digital Horizons"), the Company purchased a 5% membership interest in Bio-Access for $250,000. As part of the agreement, the Company had the right to acquire up to an additional 21% of Bio-Access over a three-year period after certain agreed-upon purchase goals have been attained for a purchase price of up to an additional $750,030.  As a result of the amount of the Company’s purchases from Digital Horizons, the Company’s option to acquire additional interest has decreased from 21% to 19%.

The EITF reached a consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies.” This EITF requires that an investment in a limited liability company (“LLC”) that maintains a “specific ownership account” for each investor similar to a partnership capital account structure, should be viewed similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in the LLC should be accounted for using the cost method or equity method.  These requirements are applicable for reporting periods beginning after June 15, 2004.  The adoption of EITF 03-16 did not have an impact on the Company’s financial statements.

NOTE 13 ~ RECAPITALIZATION

All share and per share numbers in this Note give retroactive effect to the 1-for-65 reverse stock split of the Company’s common stock effected in April 2004.

On February 16, 2004, the Board of Directors and Stockholders of the Company authorized new Series D and E Convertible Preferred Stock, each for par value of $.001 per share. On February 20, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 19, 2004, by and among the Company (then “Thinking Tools, Inc.”), GVI Security, Inc., and GVI Security Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, GVI Security, Inc. merged (the “Merger”) with GVI Security Acquisition Corp., becoming the Company's wholly-owned subsidiary, and the stockholders of GVI became stockholders of the Company as described below. For accounting purposes, because Thinking Tools, Inc. had become a shell company, the Merger was treated as a recapitalization of GVI Security, Inc.

In the Merger, the Company issued to the former stockholders of GVI an aggregate of 1,000,000 shares of the Series E Convertible Preferred Stock ("Series E Stock"). The shares of Series E Stock were convertible into an aggregate of 28,214,587 shares of the Company's common stock, constituting approximately 95.3% of the outstanding shares of the Company's common stock outstanding following the Merger, assuming the conversion of all other outstanding shares of the Company's preferred stock. The shares of Series E Stock were automatically converted into shares of the Company's common stock when the Company filed the Charter Amendment (defined below).

The two largest stockholders of GVI prior to the Merger were William Teitelbaum, who owned approximately 47.8% of GVI's common stock, and GVI Acquisition LLC ("Acquisition LLC"), which owned approximately 38.3% of GVI's common stock. Acquisition LLC is a California limited liability company, whose sole managers, Fred Knoll and David Weiner, were directors of the Company until December 31, 2004 and January 4, 2005, respectively. The sole members of Acquisition LLC are (i) a corporation which is wholly-owned by David Weiner, and (ii) Europa International, Inc. (“Europa”) an equity fund managed by Knoll Capital Management, L.P., of which Mr. Knoll is the principal.

In addition, pursuant to the Merger Agreement, certain employees and directors of GVI were issued options to purchase an aggregate of approximately 2,821,452 shares of the Company's common stock under the 2004 Long-Term Incentive Plan in exchange for the cancellation of options to purchase shares of GVI's common stock held by such persons prior to the Merger. All of these options have an exercise price of $.32 per share.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 13 - RECAPITALIZATION, Continued

Immediately prior to the Merger, and as a condition thereto, Europa exchanged a Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa for 10,000 shares of the Series D Convertible Preferred Stock ("Series D Stock") of the Company, which shares were convertible into an aggregate of 1,187,983 shares of common stock. The shares of Series D Stock automatically converted into shares of the Company's common stock when the Company filed the Charter Amendment.

Pursuant to its obligations under the Merger Agreement, following the Merger, the Company obtained the approval of its stockholders to (i) amend the Company's certificate of incorporation increasing the authorized shares of the Company's common stock to 75,000,000 and effecting a one-for-65 reverse stock split of the common stock so that the Company would have sufficient shares of unissued common stock to permit the conversion of all of the Series D Stock, Series E Stock and all other convertible securities of the Company (the "Charter Amendment"), (ii) the adoption of the Stock Option Plan, and (iii) the change of the Company’s name to GVI Security Solutions, Inc. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware giving effect to these amendments in April 2004, whereupon all outstanding shares of Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock automatically converted into shares of the Company's common stock.

In addition, pursuant to amendments to the terms of the Series A Preferred Stock approved in January 2004, upon the filing of the Charter Amendment the outstanding shares of Series A Preferred Stock converted into an aggregate of 44,185 shares of the Company’s common stock.

NOTE 14 ~ FOURTH QUARTER 2004 ADJUSTMENTS

The following year-end adjustments and fourth-quarter events were material to the Company’s results for the fourth quarter of 2004: (i) a sales concession of approximately $800,000 granted to a large retailer as a result of the retailer’s difficulty in selling the Company’s products, (ii) the establishment of a reserve of approximately $650,000 in connection with slow-moving inventory, (iii) a write-down of inventory in the amount of approximately $800,000 to reflect the net realizable value of that inventory, and (iv) costs of approximately $470,000 resulting from the Company’s repurchase at a loss of inventory that had been sold to distributors for sale to retailers, which repurchase was required as a result of entering into an exclusive distribution arrangement with a distributor that precluded the sale of the Company’s products to retailers by other distributors.

NOTE 15 ~ NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS No. 123R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  SFAS No. 123R eliminates the alternative to use the Accounting Principles Board Opinion 25’s (Opinion 25) intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award - the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities (Leadership stock, Stock Appreciation Rights (SARs)) based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 15 ~ NEW ACCOUNTING PRONOUNCEMENTS, Continued

The grant-date fair value of employee share options, or the Company’s restricted stock and similar instruments classified in the Statement of Financial Position as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123R, will be recognized as an addition to paid-in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure.  The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date.  SFAS No. 123R is effective, for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Early application is encouraged; however, the Company is currently evaluating the effect of SFAS No. 123R.

In December 2004, FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Early application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company is evaluating the impact of SFAS No. 151 but adoption of this standard is not anticipated to have a material effect on the Company’s financial statements.

In September 2004, the FASB issued EITF Issue No. 04-10, Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue No. 04-10 establishes evaluation criteria for an enterprise to use when determining whether operating segments that do not meet the quantitative thresholds can still be aggregated in accordance with paragraph 19 of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. We have evaluated EITF Issue No. 04-10 and have determined that it has no impact on our financial statements.

In November 2004, the Emerging Issues Task Force finalized the consensus in Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8).  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share regardless of whether a market price trigger or other contingent feature has been met.  EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods. We are currently evaluating the impact of EITF Issue No. 04-08 and have not determined its effect on our financial statements.