Form 10KSB/A
period 2004-12-31
GVI SECURITY SOLUTIONS INC
filed 2005-05-02
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑

The issuer had revenues of $66,206,000 for its fiscal year ended December 31, 2004.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2005 was approximately $60,910,059. The number of shares outstanding of the registrant’s Common Stock as of March 31, 2005 was 49,047,946.

Transitional Small Business Disclosure Format: ☐ Yes ☑ No

PART III

Item 9.  Directors and Executive Officers of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position
Howard Safir	63	Chairman of the Board of Directors
Nazzareno Paciotti	59	Chief Executive Officer, Chief Financial Officer and Director
Richard J. Berman	62	Director
Fredrick W. Gluck	69	Director
Bruce Galloway	47	Director
Joseph R. Rosetti	71	Director
Moshe Zarmi	67	Director

HOWARD SAFIR has served as one of our directors and as Chairman of our Board of Directors since February 2004. Since December 2001 Mr. Safir has been Chairman and Chief Executive Officer of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (DEA). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. In 1994, Mr. Safir became New York City's 29th Fire Commissioner. Mr. Safir is currently a director of Verint Systems, Inc., a provider of analytic software-based solutions for communications interception, networked video security and surveillance, and business intelligence.

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

RICHARD J. BERMAN has served as one of our directors since February 2004. Since 2000, Mr. Berman has been Chairman of the board of directors of Candidate Resources, Inc., a private human resources company that delivers services over the Web. Mr. Berman is also currently the chairman of a private financial services company that delivers its services over the Web. From 1998 to 2000, Mr. Berman was chairman of the board of directors and chief executive officer of Internet Commerce Corporation, an e-commerce business-to-business service provider. From 1982 to 1998, Mr. Berman was President of the American Acquisitions Company, a privately-held merchant banking firm, and from 1983 to 1993, Chairman of the board of directors of Prestolite Battery Company of Canada. From 1975 to 1982, Mr. Berman served in various executive positions at Banker's Trust Company, including as Senior Vice President responsible for managing the mergers and acquisitions and private equity groups of Banker's Trust. Mr. Berman is currently a director of Dyadic International, Inc., a biotechnology company, International Microcomputer Software, Inc., a software company, Internet Commerce Corporation, an internet supply chain company, NexMed, a life sciences company, and MediaBay, Inc., a distributor of audio books and classic radio programs.

BRUCE GALLOWAY has served as one of our directors since February 2004. Mr. Galloway is currently a managing member of Galloway Capital Management, as well as a managing director of Burnham Securities, a New York-based investment bank, positions he has held since November 1992. From 1990 to 1992, Mr. Galloway was a senior vice president at the global investment bank, Oppenheimer & Company. Mr. Galloway is currently the Chairman of International Microcomputer Software, Inc., Command Security Corporation, a provider of security guard and aviation screening services, and Datametrics Corporation, a military contractor based in Orlando, Florida. Mr. Galloway also serves as a director of Forward Industries, Inc.

FREDERICK W. GLUCK has served as one of our directors since October 1994. Mr. Gluck joined McKinsey & Company, Inc. in 1967 and served as Managing Director of McKinsey from 1988 to 1994. After retiring from McKinsey in June 1995, Mr. Gluck joined Bechtel Group, Inc. ("Bechtel"), an engineering, construction and project management company. From January 1996 to July 1998, Mr. Gluck served as Vice Chairman and Director of Bechtel. In 1998 he retired from Bechtel and rejoined McKinsey as a special consultant to the firm until July 2003. Mr. Gluck is also a director of HCA Corporation and Amgen Inc.

JOSEPH R. ROSETTI has served as one of our directors since February 2004. Since December 2001, Mr. Rosetti has served as the President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. From 1987 to 2000 Mr. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From October 2000 to November 2001, Mr. Rosetti was a Senior Vice President at IPSA International, Inc., a provider of investigative and security consulting services. From 1971 to 1987 he was the Director of Worldwide Security for IBM. Mr. Rosetti held government positions prior to joining IBM in the U.S. Internal Revenue Service and the U.S. Department of Justice and was the Chief Accountant for Marriott. Mr. Rosetti is also the Chairman and a director of MediaBay, Inc., a retailer of spoken audio and nostalgia products.

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

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Berman and Mr. Rosetti are “audit committee financial experts,” as such term is defined in Item 401(e) of Regulation S-B, and are independent as defined in rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments furnished to the Company by such persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that all reporting requirements under Section 16(a) for the 2004 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

Code of Conduct

The Company maintains a Code of Business Conduct and Ethics that is applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer, and our directors. The Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth for the periods indicated the compensation we and our subsidiaries paid to Nazzareno E. Paciotti, our Chief Executive Officer and Chief Financial Officer, and Thomas Wade, who was an executive officer of ours during 2004 but who is no longer employed by us. We had no employees and did not pay any compensation in the fiscal years ended December 31, 2003 and December 31, 2002. For information about the compensation we paid to an entity controlled by Howard Safir, our Chairman of the Board, see “Chairman Compensation.”

		Annual Compensation		Long-Term Compensation
Name and Principal Positions	Year	Salary ($)		Securities Underlying Options
Nazzareno E. Paciotti	2004	174,247	(1)	250,000
Chief Executive Officer and
Chief Financial Officer
Thomas Wade(2) President and Chief Operating Officer	2004	214,795	(3)	1,975,020	(4)

(1)	Represents salary from February 17, 2004 through December 31, 2004. Mr. Paciotti’s annual base salary during 2004 was $200,000.

(2)	Mr. Wade resigned as President and Chief Operating Officer on June 23, 2004, and his employment with us was terminated effective September 30, 2004 pursuant to a Mutual Separation Agreement described below.

(3)	Represents salary from February 20, 2004 through September 30, 2004. Mr. Wade’s annual base salary during 2004 was $350,000.

(4)	These options were issued pursuant to the terms of the Merger Agreement pursuant to which GVI Security, Inc. merged with us becoming our wholly-owned subsidiary.

Option Grants in Fiscal 2004

The following table summarizes stock options that were granted to the above named executive officers during 2004. For information about stock options granted to Howard Safir, our Chairman of the Board, see “Other Board Compensation.”

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2004	Exercise Price	Expiration Date
Nazzareno E. Paciotti	250,000	8.1%	$2.60	02/17/2014
Thomas Wade	1,975,020	64.3%	$0.3185	01/19/2005(1)

(1)	Mr. Wade’s employment with us was terminated pursuant to a Mutual Separation Agreement entered into on October 19, 2004. Pursuant to the terms of his option agreement, the option expires three months after termination. Mr. Wade exercised these options in full in 2005.

Aggregated Option Exercises in Fiscal 2004 and FY-End Option Values

The following table contains information about options exercised by our named executive officers during 2004 and the option values as of December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Nazzareno E. Paciotti	__	__	62,500/187,500	$71,875/$215,625
Thomas Wade	__	__	1,975,020/0(2)	$6,777,281/0

(1)	The value has been determined based on the closing price of our Common Stock on the OTC Bulletin Board on December 30, 2004, which was $3.75.

(2)	Pursuant to the Mutual Separation Agreement with Mr. Wade, upon his termination, all unvested options became exercisable. Mr. Wade exercised these options in full in 2005.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Executive Officer

We have entered into an Executive Employment Agreement, dated as of January 24, 2005, with Nazzareno E. Paciotti, our Chief Executive Officer and Chief Financial Officer. The Employment Agreement provides for an initial three-year term of employment as our Chief Executive Officer and Chief Financial Officer. The agreement automatically renews for additional one-year terms unless terminated by either party at least 60 days before the expiration of the then current term. Under the terms of the Employment Agreement, Mr. Paciotti receives an annual base salary of $275,000 during the first year of the term of the agreement, $300,000 during the second year of the term of the agreement and $375,000 thereafter. Mr. Paciotti is also entitled to receive an incentive bonus in accordance with the terms of our Management Incentive Plan as it may then be in effect. No such plan is currently in effect.

In the event that Mr. Paciotti’s employment is terminated as a result of his death, permanent disability or for cause, we will pay him his accrued and unpaid base salary through the date of termination plus any accrued vacation pay and unreimbursed expenses. If Mr. Paciotti’s employment is terminated without cause, we will pay him (1) an amount equal to his accrued and unpaid salary through the date of termination, plus any accrued vacation pay and any unreimbursed expenses and any incentive bonus then earned but not already paid, (2) a pro-rated portion of any incentive bonus he would have otherwise been entitled to under our Management Incentive Plan (if any), (3) an amount equal to the greater of six months of his then-current salary, or the salary he would have earned had he stayed employed by us through the remainder of the term of the agreement (payable in equal bi-monthly installments over the relevant period), and (4) medical insurance coverage for the duration of the period over which he receives the bi-monthly payments under (3).

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

Mr. Paciotti is also prohibited from competing with us and directly or indirectly soliciting any of our customers, suppliers, licensees, licensors and employees during the term of the agreement and for a period of 12 months thereafter. During the 12-month period following the term of the agreement, Mr. Paciotti will be entitled to payments of $10,000 per month in consideration of complying with these prohibitions.

Separation Agreement with Thomas Wade

On October 19, 2004, we, our subsidiary, GVI Security Inc., and Thomas Wade entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with our subsidiary. Prior to his termination, Mr. Wade was the beneficial holder of approximately 8.7% of our Common Stock and was the President of our subsidiary, and prior to June 23, 2004, was a director of ours and our President and Chief Operating Officer. In accordance with Mr. Wade’s employment agreement, and pursuant to the Mutual Separation Agreement, Mr. Wade is entitled to receive severance payments equal to one year of his annual base salary of $350,000. In addition, for a period of one-year, Mr. Wade will continue to receive a car allowance of $800 per month, an unaccounted for expense reimbursement of $1,200 per month, and medical benefits. We also agreed that Mr. Wade’s options to purchase 1,975,020 shares of our Common Stock vested in full. Mr. Wade exercised these options in full in 2005. Mr. Wade has agreed to release us in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

Director Compensation

With the exception of Mr. Safir, the Chairman of our Board of Directors, our directors do not receive any cash compensation for their service on the Board of Directors. Our directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

Chairman Compensation

We have entered into an agreement dated as of February 17, 2004 with November Group, Ltd. Mr. Safir is the Chairman, Chief Executive Officer and principal of November Group. The agreement provides that November Group will provide us with advice, consultation and assistance over an initial term of three years and for a fee of $600,000, payable in equal monthly installments over the term of the agreement. In the event that we terminate the agreement for a reason other than a “good reason” (as defined in the agreement), we will be required to pay November Group a termination fee of one half of the entire remaining fee. In addition, upon a change in control, as defined in the agreement, the entire fee shall become due and owing.

November Group is prohibited under the agreement from copying, using or disclosing any of our Proprietary Information (as defined in the agreement) during the term of the agreement and for a period of two years thereafter and has assigned to us all rights to any inventions it develops during the term of the agreement that pertain directly or indirectly to our business or that are developed during work time or using our materials or facilities. November Group is also prohibited from directly or indirectly soliciting any of our customers, suppliers, licensees, licensors and employees during the term of the agreement and for a period of two years thereafter.

Other Board Compensation

On February 17, 2004, each of our Directors was granted a stock option under our 2004 Long-Term Incentive Plan to purchase shares of our Common Stock at an exercise price of $2.60 per share. The stock options have a ten year term and vest in four equal installments over a three-year period that began on the date of issuance. Each of Messrs. Berman, Galloway and Gluck was granted a stock option to purchase 300,000 shares of our Common Stock. Each of Messrs. Rosetti and Paciotti was granted a stock option to purchase 250,000 shares of our Common Stock. Mr. Zarmi was granted a stock option to purchase 150,000 shares of our Common Stock. Mr. Safir was granted a stock option to purchase 500,000 shares of our Common Stock. In addition, at that time we granted options to purchase an aggregate of 550,000 shares of our Common Stock to directors who have since resigned, of which options to purchase 137,500 shares of Common Stock were vested at the time of resignation and are currently exercisable.

On January 6, 2005, each of our Directors was granted a stock option under our 2004 Long-Term Incentive Plan to purchase shares of our Common Stock at an exercise price of $1.50 per share. The stock options have a ten year term and vest in three equal installments over a two-year period that began on the date of issuance. Each of Messrs. Berman, Galloway and Rosetti was granted a stock option to purchase 47,500 shares of our Common Stock. Each of Messrs. Gluck and Zarmi was granted a stock option to purchase 22,500 shares of our Common Stock. Mr. Paciotti was granted a stock option to purchase 375,000 shares of our Common Stock, and Mr. Safir was granted a stock option to purchase 275,000 shares of our Common Stock.

Stock Option Plan

In March 2004, our stockholders approved our 2004 Long-Term Incentive Plan, reserving 5,939,913 (after giving effect to the subsequent one-for-65 reverse split) shares of our Common Stock for issuance thereunder. The Plan provides for the grant of options and other awards to our employees, officers, directors and consultants. The Plan authorizes the Board of Directors to issue incentive stock options (“ISOs”) as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, stock options that do not conform to the requirements of that Code section (“Non-ISOs”), stock appreciation rights (“SARs”), restricted stock, stock awards and other stock based awards. Directors who are not employees of the Company may only be granted Non-ISOs.

The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to select those employees, officers, directors and consultants whose performance it determines significantly promotes the Company’s success to receive discretionary awards under the Plan, grant the awards, interpret and determine all questions of policy with respect thereto and adopt rules, regulations, agreements and instruments deemed necessary for its proper administration.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to the beneficial ownership of Common Stock held of record as of April 25, 2005, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 2801 Trade Center Drive, Suite 120, Carrollton, Texas 75007.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
Europa International, Inc. [2]	9,106,497	18.2%
William Teitelbaum [3]	7,477,265	14.9%
GVI Acquisition, LLC [4]	3,030,130	6.0%
Laurus Master Fund, Ltd. [5]	5,895,917	10.5%[5]
Thomas Wade[6]	3,462,287	6.9%
Fred Knoll [7]	9,892,151	19.6%
David Weiner [8]	6,182,397	12.2%
The Pinnacle Fund, L.P. [9]	4,000,000	8.0%
Southwell Partners, L.P. [10]	3,333,333	6.6%
Reid S. Walker G. Stacy Smith[11]	3,333,334	6.6%

SHARES BENEFICIALLY OWNED[1]
Number	Percent (%)
Directors and Executive Officers
Howard Safir [12]	408,333	*
Richard Berman [13]	165,833	*
Bruce Galloway [14]	175,352	*
Nazzareno Paciotti [15]	316,666	*
Joseph Rosetti [16]	969,490	1.9%
Frederick Gluck [13]	161,116	*
Moshe Zarmi [17]	85,577	*
All directors and executive officers as a group (seven persons) [18]	2,282,367	4.5%

*  Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of April 25, 2005 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 50,125,793 shares of the Common Stock outstanding as of April 25, 2005. All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

2
Includes 3,030,130 shares of Common Stock beneficially owned by GVI Acquisition, LLC, of which Europa International, Inc. has a 25.1% membership interest (see note 3 below). Europa’s address is P.O. Box 146, Road Town, Tortola, British Virgin Islands. Fred Knoll is the principal of Knoll Capital Management, L.P., which manages Europa’s investments.

3	Mr. Teitelbaum’s address is 4 Winston Court, Dix Hills, NY 11746.

4
The address of GVI Acquisition LLC is 3940 Laurel Canyon Blvd., Suite 327, Studio City, California 91604. Europa and Woodman Management Corporation are the sole members, and Fred Knoll and David Weiner are the sole managers, of GVI Acquisition LLC. Mr. Weiner is the sole director and stockholder of Woodman.

5
Consists of (i) 2,303,665 shares of Common Stock which may be acquired upon conversion of a convertible term note at a conversion price of $1.91 per share, (ii) 2,252,252 shares of Common Stock which may be acquired upon conversion of a convertible note at a conversion price of $2.22, and (iii) 1,340,000 shares of Common Stock which may be acquired upon exercise of warrants at an exercise price of $3.50 per share. Does not include shares of Common Stock that may be acquired upon conversion of interest and fees payable under convertible notes. The convertible notes, warrant and related agreements contain provisions which restrict the ability of Laurus to acquire in excess of 4.99% of our outstanding shares of Common Stock. Laurus’s address is 825 Third Avenue, 14th Floor, New York, New York 10022.

6	Thomas Wade’s address is 3145 Devonshire, Plano, Texas 75206.

7
Includes (i) 9,106,497 shares of Common Stock beneficially owned by Europa (see note 2); (ii) currently exercisable options to purchase 46,007 shares of Common Stock, (iii) 72,981 shares of Common Stock (including 13,742 shares issuable upon exercise of warrants) beneficially owned by Thinking Technologies, L.P., and (iv) 333,333 shares of Common Stock, and warrants to purchase 333,333 shares of Common Stock, held by Knoll Capital Fund II. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies and the investment manager of Knoll Capital Fund II. Mr. Knoll’s address is c/o Knoll Capital Management, LP, 200 Park Avenue, Suite 3900, New York, New York 10166.

8
Includes (i) 3,030,130 shares of Common Stock beneficially owned by GVI Acquisition LLC, of which Mr. Weiner is a manager and indirectly holds a 74.9% membership interest (see note 4 above), (ii) 2,768,934 shares of Common Stock owned by Woodman Management Corporation, of which Mr. Weiner is the sole director and stockholder, (iii) 50,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, and (iv) 333,333 shares of Common Stock that may be purchased upon exercise of warrants held by W-net, Inc., of which David Weiner is the sole stockholder.

9	The address of The Pinnacle Fund, L.P. is 4965 Preston Park Blvd., Suite 240, Plano, Texas 75093.

10	The address of Southwell Partners, L.P. is 1901 North Akard, 2nd Floor, Dallas, Texas 75201.

11
Includes 180,641 shares of Common Stock held by Walker Smith Capital, L.P. (“WSC”), 848,542 shares of Common Stock held by Walker Smith Capital (Q.P.), L.P. (“WSCQP”), 1,137,484 shares of Common Stock held by Walker Smith International Fund, Ltd. (“WS International”), 328,227 shares of Common Stock held by WS Opportunity Fund, L.P. (“WSO”), 374,487 shares of Common Stock held by WS Opportunity Fund (Q.P.), L.P. (“WSOQP”), and 463,953 shares of Common Stock held by WS Opportunity Fund International, Ltd. (“WSO International”). WS Capital, L.L.C. (“WS Capital”) is the general partner of WS Capital Management, L.P. (“WSC Management”). WSC Management is the general partner of WSC and WSCQP and the investment manager and agent and attorney-in-fact for WS International. WSV Management, L.L.C. (“WSV”) is the general partner of WS Ventures Management, L.P. (“WSVM”). WSVM is the general partner of WSO and WSOQP and the investment manager and agent and attorney-in-fact for WSO International. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV. The address for all of these persons is 300 Crescent Court, Suite 880, Dallas, Texas 75201.

12
Includes (i) 341,667 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, (ii) 33,333 shares of Common Stock that may be purchased upon exercise of warrants held by the November Group Ltd., of which Howard Safir is the Chairman and principal member, and (iii) 33,333 shares of Common Stock held by the November Group Pension Plan.

13	Consists solely of shares of Common Stock that may be purchased upon exercise of currently exercisable stock options.

14
Includes (i) 3,134 shares of Common Stock held directly, (ii) 3,308 shares of Common Stock held by the Bruce Galloway IRA, (iii) 3,077 shares owned by Jacombs Investments, Inc., of which Mr. Galloway is the principal shareholder and President, and (iv) 165,833 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options.

15	Includes 250,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, and 33,333 shares of Common Stock that may be purchased upon exercise of warrants.

16
Includes (i) 140,833 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, (ii) 135,787 shares of Common Stock that may be purchased upon exercise of warrants, (iii) 208,998 shares of Common Stock held by Crystal Lakes, L.P., and (iv) 137,832 shares of Common Stock that may be purchased upon exercise of warrants held by Crystal Lakes. Mr. Rosetti is the principal partner of Crystal Lakes.

17	Consists solely of shares of Common Stock that may be purchased on conversion and exercise of options and warrants. Mr. Zarmi’s address is 215 Frankel Boulevard, Merrick, New York 11566.

18 Includes Messrs. Safir, Berman, Galloway, Paciotti, Rosetti, Gluck, and Zarmi.

Item 12. Certain Relationships and Related Transactions.

In November 2000, in consideration of advances made by Thinking Technologies, L.P. to us, Technologies was issued a Demand Convertible Grid Note in the principal amount of up to $1,000,000, bearing interest at the rate of 10% per year. The Note was subsequently transferred by Technologies to Europa International Inc. Fred Knoll, a director of ours until December 31, 2004, is the principal of Knoll Capital Management, L.P., which is both the general partner of Technologies, and the investment manager for Europa. Principal and interest outstanding under the Note was originally convertible into shares of our Common Stock at a price of $0.375 per share (before giving effect to the one-for-65 reverse stock split), and in February 2001, the Note was amended to change the conversion price to $0.12 per share (before giving effect to the one-for-65 reverse stock split). On January 4, 2002, in consideration of Technologies’ agreement not to demand payment on the Note for a period of six months, the Board of Directors approved a resolution further reducing the conversion price of the Note, so that upon conversion, the Note would convert into 80% of our outstanding Common Stock on a fully-diluted basis. At December 31, 2003, the amount outstanding under the Note was approximately $1,317,000 consisting of principal of $1,000,000 and interest of $317,000.

During the years ended December 31, 2003 and 2002, we also received advances approximating $75,000 each year from Europa. These loans accrued interest at 10% per annum and were due upon demand. Through December 31, 2003, approximately $14,000 for interest had accrued on the loans.

Immediately prior to the GVI merger, and as a condition thereto, Europa exchanged the Note and all of our other indebtedness to Europa, for 10,000 shares of our Series D Convertible Preferred Stock. The shares of Series D Preferred Stock subsequently converted into an aggregate of 1,187,983 shares of our Common Stock on April 12, 2004 when we filed an amendment to our Certificate of Incorporation increasing our authorized number of shares of Common Stock to 75,000,000 and effecting a one-for-65 reverse split of our Common Stock.

In connection with the GVI merger, the former stockholders of GVI were issued an aggregate of 1,000,000 shares of our Series E Preferred Stock. Each share of Series E Preferred Stock converted into approximately 28.2 shares of our Common Stock when we filed the amendment to our Certificate of Incorporation increasing our authorized number of shares of Common Stock to 75,000,000 and effecting a one-for-65 reverse split of our Common Stock, so that the shares of Series E Preferred Stock issued in the GVI merger converted into an aggregate of 28,214,587 shares of our Common Stock, constituting approximately 95% of our shares of Common Stock outstanding immediately after the GVI merger.

The two largest stockholders of GVI prior to the GVI merger were William Teitelbaum, who owned approximately 47.8% of GVI’s Common Stock, and GVI Acquisition LLC, which owned approximately 38.3% of GVI’s Common Stock. As a result of the GVI merger (1) Teitelbaum was issued 13,493,932 shares of our Common Stock (post-split), constituting approximately 45.6% of our then outstanding shares of Common Stock (assuming the conversion of all other shares of our preferred stock then outstanding) and (ii) GVI Acquisition LLC was issued 10,795,145 shares of our Common Stock (post-split), constituting approximately 36.5% of the outstanding shares of our Common Stock then outstanding (assuming the conversion of all other shares of our preferred stock then outstanding).

GVI Acquisition LLC is a California limited liability company, whose sole managers, Fred Knoll and David Weiner, were directors of ours until December 31, 2004 and January 4, 2005, respectively. Prior to the GVI merger, Mr. Knoll was also our Chairman. The sole members of GVI Acquisition LLC are Woodman Management Corporation, which has a 74.9% membership interest in GVI Acquisition LLC, and Europa, which has a 25.1% membership interest in GVI Acquisition LLC. Mr. Weiner controls Woodman and is its sole stockholder. Mr. Knoll is the principal of Knoll Capital Management, L.P., which is the investment manager for Europa.

In the normal course of business, we have sold products to a company principally owned by Mr. Teitelbaum. During 2004 and 2003, we made sales in the amounts of $3,587 and $299,846, respectively, to this company. At December 31, 2004 no amounts were due from this company.

On February 18, 2004, we entered into a consulting agreement with Europa pursuant to which Europa agreed to provide consulting services to us with respect to our financial affairs, capitalization and the elimination of certain liabilities listed on our balance sheet as of September 30, 2003. As consideration for these services, we will pay Europa 93% of the amount of the liabilities eliminated from our balance sheet (other than as a result of our repayment of a liability) up to a maximum of $195,000. The agreement has a term of eighteen months and may be terminated at any time by Europa.

On March 31, 2004, our Chief Executive Officer and affiliates of two of our former directors, David Weiner and Fred Knoll, provided us with an aggregate of $159,000 of subordinated convertible loans to fund short-term capital requirements. Such loans bore interest at a rate of 10% per annum and were repaid in full on June 29, 2004.

In August 2004 we entered into a six-month Services Agreement with Rapor pursuant to which Rapor provided us with technical and engineering support services in connection with our sales of integrated security solutions products. In consideration for these services, we paid Rapor $38,000 per month and reimbursed Rapor for certain documented expenses. The Services Agreement was terminated when we consummated the merger with Rapor.

In October 2004 we entered into a Settlement Agreement and General Release with William Teitelbaum, who was a founder of GVI Security Inc. and its Chairman until May 22, 2003. Pursuant to the Settlement Agreement, in consideration for 650,000 shares of our Common Stock, Mr. Teitelbaum released us from any claims with respect to a warrant he alleged had been issued to him by GVI Security, Inc., which, following the GVI merger in February 2004, would have entitled him to purchase 4,030,637 shares of our Common Stock for nominal consideration. In addition, on January 5, 2005, pursuant to our obligations under the Settlement Agreement and as a result of the private placement we completed in December 2004, we repurchased from Mr. Teitelbaum 6,666,667 shares of our Common Stock for a cash purchase price of $10 million ($1.50 per share). Mr. Teitelbaum is subject to a lock-up provision under that agreement which prohibits him from selling any shares of our Common Stock for a period of 15 months following the repurchase.

On October 19, 2004, we, our subsidiary, GVI Security Inc., and Thomas Wade entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with our subsidiary. Prior to his termination, Mr. Wade was the beneficial holder of approximately 8.7% of our Common Stock and was the President of our subsidiary, and prior to June 23, 2004, was a director of ours and our President and Chief Operating Officer. In accordance with Mr. Wade’s employment agreement, Mr. Wade will be entitled to receive severance payments equal to one year of his annual base salary of $350,000. In addition, for a period of one-year, Mr. Wade will continue to receive a car allowance of $800 per month, an unaccounted for expense reimbursement of $1,200 per month, and medical benefits. We have also agreed that Mr. Wade’s options to purchase 1,975,020 shares of our Common Stock shall vest in full. These options were exercised in 2005. Mr. Wade has agreed to release us in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

On October 29, 2004, in a private placement exempt from registration under the Securities Act, we sold 23 “Units” for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom are our affiliates. Each Unit consisted of $50,000 principal amount of 12% Subordinated Secured Promissory Notes, and the right to be issued warrants to purchase shares of the Company’s Common Stock. The Notes were repaid in full in accordance with their terms in December 2004 upon the closing of a private placement. As a result of our December 2004 private placement, and in accordance with the terms of the bridge financing, for each $50,000 in principal amount of notes purchased, such purchaser was issued a five-year warrant to purchase 33,333 shares of Common Stock at an exercise price of $1.50 per share. The purchasers of the Units were (i) an entity controlled by Howard Safir, our Chairman of the Board, (ii) Nazzareno E. Paciotti, a director and our Chief Executive Officer, (iii) a limited partnership of which Joseph Rosetti, a director of ours, is the principal, (iv) a corporation wholly-owned by David Weiner, a director of ours until January 4, 2005, and (v) an equity fund managed by Fred Knoll, a director of ours until December 31, 2004. Each purchaser of Units was paid a closing fee equal to one percent (1%) of the purchase price paid by such purchaser for the Units.

Pursuant to the terms of the Subscription Agreements under which the Units were sold, we granted “piggy back” registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants and the right to demand registration of such shares at any time after 180 days following the issuance of the Warrants.

As a result of the closing of the December 2004 private placement, we issued warrants to purchase an aggregate of 766,666 shares of Common Stock at a price of $1.50 per share to the investors in the October 2004 bridge financing, in accordance with our obligations under such financing.

On December 1, 2004, we acquired Rapor, Inc. in a merger in which we issued to Rapor’s former stockholders an aggregate of 2,707,852 shares of our Common Stock and seven-year warrants to purchase an aggregate of 1,353,925 shares of our Common Stock at an exercise price of $3.04 per share. In connection with the closing of the merger, we also paid approximately $184,000 in cash, and issued 98,007 shares of Common Stock, in satisfaction of secured obligations of Rapor. Joseph Rosetti, one of our directors, was a director of Rapor prior to the merger. Mr. Rosetti was also the direct holder of approximately 12% of Rapor’s outstanding common stock, and a principal partner in a partnership, established for the benefit of members of his family, that held approximately 7.5% of Rapor’s outstanding common stock. In accordance with the terms of the merger, as former stockholders of Rapor, Mr. Rosetti was issued 346,060 shares of Common Stock and warrants to purchase 135,787 shares of Common Stock, and the partnership was issued 208,998 shares of Common Stock and warrants to purchase 104,499 shares of Common Stock.

Item 13. Exhibits.

The following document is filed as part of this report:

31	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Mercadien for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Mercadien during those years.

	2004	2003

Audit fees (1)	$216,244	$45,862
Audit related fees(2)	__	—
Tax fees	$3,136	—
All other fees(2)	$40,220	—

Total fees	$259,600	$45,862

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.

(2)	Consists primarily of fees paid in connection with review of the Company’s financial statements in the Company’s Registration Statement on Form SB-2 and related due diligence, and services rendered in connection with employee compensation matters.

Pre-Approval Policies And Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. The Audit Committee approved all such services prior to the auditor’s engagement for such services during the year ended December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2005.

GVI SECURITY SOLUTIONS, INC.

By:	/s/ Nazzareno E. Paciotti
Nazzareno E. Paciotti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzareno E. Paciotti Nazzareno E. Paciotti	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director	May 2, 2005
/s/ Howard Safir Howard Safir	Chairman of the Board of Directors	May 2, 2005
/s/ Richard Berman Richard Berman	Director	May 2, 2005
Bruce Galloway	Director	May 2, 2005
Frederick W. Gluck	Director	May 2, 2005
/s/ Joseph R. Rosetti Joseph R. Rosetti	Director	May 2, 2005
/s/ Moshe Zarmi Moshe Zarmi	Director	May 2, 2005