Form 10QSB
period 2005-03-31
GVI SECURITY SOLUTIONS INC
filed 2005-05-23
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21295

GVI Security Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0436410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Trade Center Drive, Suite 120, Carrollton, Texas	75007
(Address of principal executive offices)	(Zip code)

(972) 245-7353
(Registrant’s telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No

As of May 20, 2004 there were 50,125,793 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:
☐ Yes  ☑ No

GVI Security Solutions, Inc.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Consolidated Balance Sheet
March 31, 2005
(unaudited)

(In thousands, except share and per share amounts)

ASSETS
Current Assets
Cash	$8,750
Accounts receivable, net	7,581
Inventory	16,338
Other receivables	759
Prepaid expenses and other current assets	1,473
Refundable income taxes	643
Total Current Assets	35,544

Property and Equipment, Net	1,750

Other Assets
Deferred loan origination fee, net of accumulated amortization	1,259
Intangibles, net	1,183
Investment	250
Other	34
Total Assets	$40,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11,103
Debt	1,822
Accrued expenses	1,299
Total Current Liabilities	14,224

Debt, Non-current portion	8,712
Total Liabilities	22,936

Commitments and Contingencies
Stockholders' Equity
Preferred stock, Undesignated, $.001 Par Value, 3,000,000 Shares authorized, None Issued Or Outstanding	—
Common stock, $.001 par value, 75,000,000 shares authorized; 49,047,949 shares issued and outstanding	49
Additional paid-in capital	22,807
Accumulated deficit	(5,773)
Total Stockholders' Equity	17,084
Total Liabilities and Stockholders' Equity	$40,020

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Operations
(unaudited)

(In thousands, except per share amounts)

	March 31,
	2005	2004
Revenues	$23,941	$14,989

Cost of Revenues	20,556	12,469

Gross Profit	3,385	2,520

Selling, General and Administrative Expenses	3,780	2,807

Operating Income (Loss)	(395)	(287)

Interest Expense	(113)	(88)

Income (Loss) before taxes	(508)	(375)

Income Tax Expense (Benefit)	2	(106)

Net Income (Loss)	$(510)	$(269)

Income (Loss) Per Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Shares Used in Calculation of Net Income (Loss) Per Share
Basic	49,043	28,913
Diluted	49,043	28,913

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	March 31,
	2005	2004
Cash Flows From (Used) by Operating Activities
Net Income (Loss)	$(510)	$(269)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation	236	36
Amortization of deferred loan origination fee	150	5
Amortization of intangibles	37	—
Changes in Assets and Liabilities
Accounts receivable	743	1,925
Inventory	(3,775)	(1,107)
Other receivables	643	651
Prepaids and other current assets	(1,093)	(160)
Accounts payable	(228)	1,202
Accrued expenses	(795)	(38)
Deposits	—	(143)
Federal income tax payable	—	(440)
Net Cash (Used In)/Provided by Operating Activities	(4,592)	1,662

Cash Flows From (Used) by Investing Activities
Purchase of property and equipment	(4)	(55)
Purchase of investment	—	(250)
Net Cash Used in Investing Activities	(4)	(305)

Cash Flows From (Used) by Financing Activities
Proceeds from line of credit	5,100	—
Payments of loan/line of credit	(5,110)	—
Repayments of capitalized lease obligations	(42)	—
Proceeds from subordinated notes payable	—	159
Repayments of prior lines of credit	—	(625)
Net Cash Provided (Used) by Financing Activities	(52)	(466)
Net Increase in Cash	(4,648)	891

Cash, Beginning of Period	13,398	69

Cash, End of Period	$8,750	$960

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$26	$84
Cash paid for income taxes	2	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$67	$—
Liabilities Assumed in Acquisition and Recapitalization	—	1,821
Conversion of Related Party Note and Loan Payable and Accrued Interest into Preferred Series D Stock	—	1,517
Restricted cash paid to satisfy stock repurchase obligation	10,000	—

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1 ~ BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

In order to present comparative Earnings Per Share information for the three months ended March 31, 2004, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions occurred, as applicable, and for the one-for-65 reverse common stock split.

NOTE 2 ~ STOCK BASED-COMPENSATION

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

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, net income (loss) for the three month periods ended March 31, 2005 and 2004, would have been on a pro forma basis as follows (in thousands):

	2005	2004
Net income (loss), as reported	$(510)	$(269)
Stock-based employee compensation expense, net of related tax effects	(120)	—

Net Income (loss), pro forma	$(630)	$(269)

The fair value of each option on the date of grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Risk free rate of return	3.5%	3.5%
Option lives in years	3.0	3.0
Annual volatility of stock price	74%	74%
Dividend yield	—%	—%

 NOTE 3 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At March 31, 2005, $4.48 million in principal was outstanding under the Term Loan and $5.67 million in principal was outstanding under the accounts receivable facility. The agreements with Laurus prohibit the payment of dividends on the Company’s common stock, and contain other customary affirmative and negative covenants.

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

Period	Principal Amount

September 2004 through May 2005	$75,000 per month

June 2005 through May 2006	$150,000 per month

June 2006 through April 2007	$190,000 per month

May 2007	$435,000

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

Amortization Table: ($ in thousands)

	2005	2006	2007	2008	2009
Capital Leases	$130	$118	$77	$51	$12

NOTE 4 ~ COMMITMENTS & CONTINGENCIES

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

Settlement Agreement with William Teitelbaum and Stock Repurchase

Pursuant to a Settlement Agreement entered into in October 2004, on January 4, 2005 the Company completed the purchase of 6,666,667 shares from William A. Teitelbaum for $10 million. The December 31, 2004 balance sheet included restricted cash and a liability, each in the amount of $10,000,000, and a reduction of stockholders’ equity, for the purchase of these shares.

NOTE 5 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted the 2004 Long-Term Stock Incentive Plan and reserved 5,939,913 shares of its common stock. In addition, in February 2004, the Company granted options under the Plan to purchase 2,675,000 shares of common stock at $2.60 per share and 2,821,452 shares of common stock at $0.3185 per share. In January 2005, the Company granted options under the Plan to purchase 837,500 shares of common stock at $1.50 per share. No stock based compensation cost is reflected in expense as all options granted under the plan had an exercise price equal to the fair value of the underlying stock on the date of grant.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: reliance on primary supplier; uncertainty of future profitability, outstanding indebtedness; reliance on a primary retailer for sales through the retail channel; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the company's target markets; and other risks described herein and in the Company’s 2004 Annual Report on Form 10-KSB.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED MARCH 31, 2005 Compared to Three Months Ended March 31, 2004

REVENUES
Revenues increased $8.9 million or 59.3% to approximately $23.9 million in the three months ended March 31, 2005 from approximately $15.0 million in the three months ended March 31, 2004. Contributing to this increase was an increase in sales of our retail products, which increased $6.0 million or 99% compared to the same three months in 2004, as well as sales of our professional products, which increased approximately $3.0 million or 39% compared to the same three months in 2004. The increased sales of our retail products was primarily due to a large stocking order, in January 2005, by our exclusive retail distributor while the increase in sales of our professional products sales was due to increases in sales across the range of our professional products to distributors, integrators and installers of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF REVENUES
Cost of revenues increased 64.9% to approximately $20.6 million for the three months ended March 31, 2005 from approximately $12.5 million for the three months ended March 31, 2004. This increase was due to the increased revenue volume, tech support, warranty costs and freight costs.

As a result of the changes described above in revenues and cost of revenues, gross profit in the three months ended March 31, 2005 increased to approximately $3.4 million from approximately $2.5 million in the three months ended March 31, 2004, and gross profit as a percentage of revenues decreased to 14.1% for the three months ended March 31, 2005 compared with 16.8% for the three months ended March 31, 2004. The primary factor contributing to the decreased margin was the significantly higher sales of retail products in the three months ended March 31, 2005 through our exclusive distributor agreement pursuant to which our mark-up is limited to 8%. This arrangement did not exist during the three months ended March 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 35.7% to approximately $3.8 million in the three months ended March 31, 2005 from approximately $2.8 million in the three months ended March 31, 2004.

Sales and Marketing. Sales and marketing expenses increased 66.7% to approximately $2.0 million in the three months ended March 31, 2005 from approximately $1.2 million in the three months ended March 31, 2004. The increase was primarily due to increased commissions resulting from the increased sales of our professional products, salaries related to staffing the Enterprise Solutions Group which affected only a portion of the quarter in the prior year period, costs related to a new product licensing agreement, with no corresponding type costs in the three months ended March 31, 2004, and the amortization of demonstration products for which the Company began amortization in April 2004.

General and Administrative. General and administrative expenses increased 12.5% to approximately $1.8 million in the three months ended March 31, 2005 from approximately $1.6 million in the three months ended March 31, 2004. The increased general and administrative expense was due to increased salaries and wages associated with additional hires, higher legal and accounting fees associated with increased transactional activity and being a public company, which costs were incurred for only a portion of the three month period ended March 31, 2004, and higher depreciation expense.

INTEREST EXPENSE
Interest expense in the three months ended March 31, 2005 increased 28.4% to approximately $113,000 from approximately $88,000 in the three months ended March 31, 2004. The increase was primarily related to higher outstanding borrowings during the three months ended March 31, 2005, and the amortization of $150,000 of loan origination fees during the three months ended March 31, 2005 compared to amortization of $4,000 of loan fees related to a prior line of credit during the three months ended March 31, 2004. The amount of interest expense for the three months ended March 31, 2005 reflects an offset of $63,000 of interest income earned on bank balances during the period. No interest income was earned during the three months ended March 31, 2004.

INCOME TAX EXPENSE (BENEFIT)
The provision for federal, state and local income tax is an expense of $2,000 for the three months ended March 31, 2005 compared to a benefit of $106,000 for the three months ended March 31, 2004. The $2,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the three months ended March 31, 2005 would be offset by an equal increase in a valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

NET INCOME
As a result of the items discussed above there was a net loss of $510,000 in the three months ended March 31, 2005 compared with a net loss of $269,000 in the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our operations primarily through cash generated from operations as well as borrowings under secured revolving credit facilities. On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, we borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under our revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of our Common Stock at a price of $3.50 per share. We issued a similar warrant to purchase 94,000 shares of Common Stock to the finder at a price of $3.50 per share. Borrowings under the Laurus financing are secured by all of our assets.

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

From time to time we deposit cash collateral with financial institutions to secure letters of credit issued to vendors to purchase products. At March 31, 2005, we had no letters of credit outstanding.

On December 27, 2004, we completed a private placement of approximately 22,620,000 shares of Common Stock at a price of $1.50 per share, for aggregate gross consideration of $33.9 million. Net cash proceeds were approximately $31.5 million after compensation to a financial advisor and other costs of the placement. Approximately $4.7 million of the proceeds were used to repay borrowings from Laurus, and $1.15 million of the proceeds were used to repay notes issued in an October 2004 bridge financing. Pursuant to a Settlement Agreement between us and Mr. Teitelbaum entered into in October 2004, in January 2005 we used an additional $10 million of the net proceeds of the private placement to repurchase 6,666,667 shares of Common Stock from William A. Teitelbaum, a stockholder of the Company.

At March 31, 2005, we had cash and cash equivalents of approximately $8.8 million, working capital of approximately $21.3 million, an outstanding balance of $4.48 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.67 million, with additional borrowing availability under such facility of approximately $900,000. In comparison, at December 31, 2004, we had cash and cash equivalents of approximately $13.4 million, working capital of approximately $21.7 million, an outstanding balance of $4.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.5 million, with additional borrowing availability under such facility of approximately $3.9 million.

Cash decreased from $13.4 million at December 31, 2004 to $8.8 million at March 31, 2005 primarily as a result of (i) an increase in inventory, from $12.6 million at December 31, 2004 to $16.3 million at March 31, 2005, resulting from increased purchases we made of high volume selling products in connection with the relocation and closing of the production facilities of our principal manufacturer, (ii) a decrease in accounts payable from $11.3 million at December 31, 2004 to $11.1 million at March 31, 2005, primarily as a result of cash payments we made to reduce our obligations to Samsung in accordance with the terms of our distribution agreement, and (iii) the financing of our operating activities primarily with cash on hand without utilizing the full extent of our borrowing availability under our receivables facility with Laurus. These factors which contributed to the decrease in our cash were partially offset by a decrease in accounts receivable from $8.3 million at December 31, 2004 to $7.6 million at March 31, 2005.

Management believes that the net proceeds from the private placement we completed in December 2004 together with cash generated from operations and borrowings available under our agreements with Laurus, will be sufficient to meet our cash requirements for calendar 2005.

Item 3. Controls and Procedures.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of March 31, 2005, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. other information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January, 2005, Laurus Master Fund converted an aggregate of $66,850 in principal outstanding under its term loan to us into 35,000 shares of Common Stock at a conversion price of $1.91 per share in accordance with the terms of the Term Note. The transaction was exempt from registration under Section 4(2) of the Securities Act.

In addition, as disclosed above, in January 2005 we repurchased 6,666,667 shares of Common Stock from William A. Teitelbaum for $10 million at a price of $1.50 per share.

Item 6. Exhibits.

Number	Description

31
Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GVI SECURITY SOLUTIONS, INC.

Date: May 23, 2005	By:	/s/ Nazzareno E. Paciotti
Name: Nazzareno E. Paciotti Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31
Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. §1350.