Form 10QSB
period 2005-06-30
GVI SECURITY SOLUTIONS INC
filed 2005-08-15
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or

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
☑ Yes ☐ No

As of August 9, 2005 there were 50,124,251 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:
☐ Yes ☑ No

GVI Security Solutions, Inc.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheet
(unaudited)

(In thousands, except share and per share amounts)
June 30, 2005
ASSETS
Current Assets
Cash	$5,208
Accounts receivable, net	10,275
Inventory	16,332
Other receivables	988
Prepaid expenses and other current assets	1,199
Refundable income taxes	643
Total Current Assets	34,645

Property and Equipment, Net	1,473

Other Assets
Deferred loan origination fee, net of accumulated amortization	1,109
Intangibles, net	1,146
Investment	250
Other	34
Total Assets	$38,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,365
Debt	1,968
Accrued expenses	1,361
Total Current Liabilities	12,694

Debt, Non-current portion	11,736
Total Liabilities	24,430

Commitments and Contingencies
Stockholders' Equity
Preferred stock, Undesignated, $.001 Par Value, 3,000,000 Shares authorized, None issued or outstanding	--
Common stock, $.001 par value, 75,000,000 shares authorized; 50,124,251 shares issued and outstanding	50
Additional paid-in capital	22,807
Accumulated deficit	(8,630)
Total Stockholders' Equity	14,227
Total Liabilities and Stockholders' Equity	$38,657

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$10,399	$14,936	$34,340	$30,023
Cost of Revenues	8,520	12,771	29,076	25,338
Gross Profit	1,879	2,165	5,264	4,685
Selling, General And Administrative Expenses	4,428	3,947	8,208	6,754
Operating Income (Loss)	(2,549)	(1,782)	(2,944)	(2,069)
Interest Expense	280	116	393	204
Income (Loss) Before Taxes	(2,829)	(1,898)	(3,337)	(2,273)
Income Tax Expense (Benefit)	(21)	527	(23)	633
Net Income (Loss)	$(2,850)	$(1,371)	$(3,360)	$(1,640)
Income (Loss) Per Share
Basic	$(0.06)	$(0.05)	$(0.07)	$(0.06)
Diluted	$(0.06)	$(0.05)	$(0.07)	$(0.06)
Shares Used In Calculation Of Net Income (Loss) Per Share
Basic	50,077	29,604	50,077	29,604
Diluted	50,077	29,604	50,077	29,604

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Six Months Ended June 30,
	2005	2004
Cash Flows From (Used) by Operating Activities
Net Income (Loss)	$(3,360)	$(1,640)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation	504	130
Amortization of deferred loan origination fee	300	51
Amortization of intangibles	74	--
Changes in Assets and Liabilities
Accounts receivable	(1,710)	(235)
Inventory	(3,769)	(2,159)
Other receivables	414	877
Prepaids and other current assets	(819)	(416)
Accounts payable	(1,979)	2,072
Accrued expenses	(727)	690
Deposits	--	(89)
Federal income tax payable	--	(907)
Net Cash Used in Operating Activities	(11,072)	(1,626)

Cash Flows From (Used) by Investing Activities
Purchase of property and equipment	(237)	(715)
Purchase of investment	0	(250)
Net Cash Used in Investing Activities	(237)	(965)

Cash Flows From (Used) by Financing Activities
Proceeds from Subordinated Notes Payable	--	159
Repayment of Subordinated Notes Payable	--	(159)
Proceeds of Loan/Lines of Credit	11,644	15,000
Proceeds/Repayments of Prior Lines of Credit	(8,444)	(8,650)
Repayment of Capital Lease	(82)	(9)
Loan Origination Fee	--	(1,609)
Net Cash Provided by Financing Activities	3,118	4,732
Net (Decrease) Increase in Cash	(8,190)	2,141

Cash, Beginning of Period	13,398	69

Cash, End of Period	$5,208	$2,210

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred Stock Conversion into Common Stock	$--	$2
Liabilities Assumed in Acquisition and Recapitalization	--	1,819
Conversion of Related Party Note and Loan Payable and Accrued Interest into Preferred Series D Stock	--	1,517
Capital Lease Equipment Acquisition	--	204
Loan origination fee compensation cost for warrant issued	--	175
Debt Principal Payment converted to common stock	67	--

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

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

In order to present comparative Earnings Per Share information for the three and six months ended June 30, 2005, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions, as applicable, and for the one-for-65 reverse common stock split occurred as of January 1, 2004.

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

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, net income (loss) for the six month periods ended June 30, 2005 and 2004, would have been on a pro forma basis as follows (in thousands):

	2005	2004
Net income (loss), as reported	$(3,360)	$(1,640)
Stock-based employee compensation expense, net of related tax effects	(129)	(963)

Net Income (loss), pro forma	$(3,489)	$(2,603)

The weighted average fair value of options granted during 2005 and 2004 was $1.50 and $1.62 respectively.

The fair value of each option on the date of grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Risk free rate of return	3.5%	3.02%
Option lives in years	3.0	5.0
Annual volatility of stock price	74%	74%
Dividend yield	--%	--%

 NOTE 3 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At June 30, 2005, $4.175 million in principal was outstanding under the Term Loan and $9.187 million in principal was outstanding under the accounts receivable facility. The agreements with Laurus prohibit the payment of dividends on the Company’s common stock, and contain other customary affirmative and negative covenants.

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

Period	Principal Amount

June 2005 through May 2006	$150,000 per month
June 2006 through April 2007	$190,000 per month
May 2007	$ 435,000

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

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at an initial rate per annum equal to the prime rate minus two percent. The interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. In addition, if the market price of the Common Stock is below the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate plus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility were convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December, 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, the Company may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Prior to an amendment to the receivable facility entered into in June 2005, borrowings based on eligible inventory had been limited to $2.0 million.

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

Capitalized Leases

There are four capital leases for a trade show booth, warehouse racking, and two office furniture leases that have a total value of $519,000. These leases will be paid over terms ranging from 24 to 60 months and payments will be allocated to debt and interest expense over the term of the leases.

Amortization Table: ($ in thousands)

	2005	2006	2007	2008	2009
Capital Leases	$87	$118	$77	$51	$12

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

ESI Alliance Agreement

Pursuant to a Memorandum of Understanding (the “MOU”) entered into November 5, 2004, the Company has entered into an Alliance Agreement with E&S International Enterprises, Inc. (“ESI”) and its subsidiary, SSC, Inc. (“SSC”). Consistent with the MOU, and pursuant to the Alliance Agreement, ESI (through SSC) acts as the Company’s exclusive distributor to retailers of consumer security products purchased by the Company from manufactures. ESI purchases these products from the Company at an initial price equal to 108% of the base cost to the Company, subject to downward adjustment if ESI’s gross margins fall below certain specified levels. The Company is responsible for all warranty obligations with respect to the products, including servicing and supporting such products. The Alliance Agreement is for an initial term of three years and will automatically renew for one-year periods unless ESI provides notice to the Company at least 90 days prior to the then end of the term of the Agreement of its intention not to renew the Agreement, subject to early termination rights of ESI as set forth in the Alliance Agreement.

Pursuant to the MOU, the Company issued ESI a warrant to purchase 3,000,000 share of the Company’s common stock at a price of $1.50 per share. Inc addition, ESI and its affiliates may be issued up to an additional 3,000,000 shares of common stock upon attaining certain sales goals provided for in the Subscription Agreement entered into between the Company and ESI.

Directors Compensation

On July 21, 2005, the Board of Directors of the Company approved compensation arrangements for non-employee directors of the Company. Pursuant to these arrangements, commencing August 2005, each non-employee director of the Company will be entitled to receive a monthly payment of $2,000 in cash and an award of shares of common stock of the Company with an aggregate fair market value of $1,000. It is anticipated that the plan under which such shares of common stock will be issued will be formulated, and approved of by the Company’s board of directors, in August 2005. For purposes of the plan, Howard Safir, the Company’s Chairman, has been deemed not to be a non-employee director of the Company.

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

Note 6 ~ NON-QUALIFIED STOCK OPTIONS

In July 2005, the Company granted non-qualified stock options to purchase 575,000 shares of common stock at $.85 per share. No stock based compensation cost will be reflected in expense as all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant.

Note 7 ~ OPERATING LOSSES

For the six months ended June 30, 2005, the Company reported a net loss of approximately ($3.360) million, and for the year ended December 31, 2004, the Company reported a net loss of approximately ($7.178) million. Additionally, the Company had an accumulated deficit of approximately $8.630 million at June 30, 2005. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes that its continuing focus on cost reductions, and the more efficient management of its inventory and accounts receivable balances, will result in an improved financial condition in future periods. However, there can be no assurance that the Company will be profitable in future periods.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues decreased $4.5 million or 30.2% to approximately $10.4 million in the three months ended June 30, 2005 from approximately $14.9 million in the three months ended June 30, 2004. The decrease was primarily a result of a decrease of $5.4 million, or 95.6% in sales of our retail products during the period, offset by increases of $500,000, or 5.8%, in sales of our professional products, and $400,000, or 259% in sales by our Enterprise Solutions Group as compared to the three months ended June 30, 2004. The decrease in sales of our retail products resulted from a combination of excess on hand quantities of our products previously purchased by our exclusive distributor, as well as reduced demand for our products by retailers that sell those products. Management expects sales of our retail products to improve over the remaining six-months of the current year as compared to sales of those products during the three months ended June 30, 2005. The increase in sales of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased sales by our Enterprise Solutions Group reflects sales of our Rapid Access Security Door to the Drug Enforcement Administration.

COST OF REVENUES

Cost of revenues decreased 33.0% to approximately $8.5 million for the three months ended June 30, 2005 from approximately $12.8 million for the three months ended June 30, 2004. This decrease was due to the decrease in sales of our retail products offset by increases in tech support costs, warranty costs and other manufacturing costs.

As a result of the changes described above in revenues and cost of revenues, gross profit in the three months ended June 30, 2005 decreased to approximately $1.9 million from approximately $2.1 million in the three months ended June 30, 2004. Gross profit as a percentage of revenues increased to 18.1% for the three months ended June 30, 2005 compared with 14.4% for the three months ended June 30, 2004. This increase was a result of the increase in sales our professional products and sales by our Enterprise Solutions Group, which generate higher gross margins relative to sales of our retail products, together with a decrease in sales of our lower margin retail products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 13.5% to approximately $4.4 million in the three months ended June 30, 2005 from approximately $3.9 million in the three months ended June 30, 2004.

Sales and Marketing. Sales and marketing expenses increased 68.7% to approximately $2.7 million in the three months ended June 30, 2005 from approximately $1.6 million in the three months ended June 30, 2004. The increase was primarily due to (i) increased salaries and selling expenses amounting to $153,000 directly related to staffing our Enterprise Solutions Group, (ii) a decrease of $132,000 in reimbursements for marketing expenses from our principal supplier as a result of decreased purchases of their products, (iii) additional sample and demo expense of $68,000, and (iv) costs of approximately $250,000 related to a licensing agreement with Cybasec, Ltd. for a new Network Video System which was entered into January 1, 2005.

General and Administrative. General and administrative expenses decreased 26.1% to approximately $1.7 million in the three months ended June 30, 2005 from approximately $2.3 million in the three months ended June 30, 2004. The decreased general and administrative expense was due to a decrease of approximately $150,000 in administrative staff salaries, and a decrease of approximately $340,000 in provisions for doubtful accounts receivable.

INTEREST EXPENSE

Interest expense in the three months ended June 30, 2005 increased 141.4% to approximately $280,000 from approximately $116,000 in the three months ended June 30, 2004. The increase was primarily related to higher outstanding borrowings during the three months ended June 30, 2005, and the amortization of $150,000 of loan origination fees during the three months ended June 30, 2005 compared to amortization of $24,000 of loan fees related to a prior line of credit during the three months ended June 30, 2004. The amount of interest expense for the three months ended June 30, 2005 reflects an offset of $37,000 of interest income earned on bank balances during the period. No interest income was earned during the three months ended June 30, 2004.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax is an expense of $21,000 for the three months ended June 30, 2005 compared to a benefit of $527,000 for the three months ended June 30, 2004. The $21,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the three months ended June 30, 2005 would be offset by an equal increase in a valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

NET LOSS

As a result of the items discussed above there was a net loss of approximately $2.9 million in the three months ended June 30, 2005 compared with a net loss of approximately $1.4 million in the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues increased $4.3 million or 14.3% to approximately $34.3 million in the six months ended June 30, 2005 from approximately $30.0 million in the six months ended June 30, 2004. The increase was primarily a result of increases of $3.4 million, or 20.8%, in sales of our professional products, $600,000, or 474% in sales by our Enterprise Solutions Group, and $300,000, or 2.5% in sales of our retail products. The increase in sales of our professional products reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased sales by our Enterprise Solutions Group reflects sales of our Rapid Access Security Door to the Drug Enforcement Administration.

COST OF REVENUES

Cost of revenues increased 14.8% to approximately $29.1 million for the six months ended June 30, 2005 from approximately $25.3 million for the six months ended June 30, 2004. This increase was due to the increases in sales of our products, as well as increased tech support costs, warranty costs and other manufacturing costs.

As a result of the changes described above in revenues and cost of revenues, gross profit in the six months ended June 30, 2005 increased to approximately $5.3 million from approximately $4.7 million in the six months ended June 30, 2004. Gross profit as a percentage of revenues was approximately the same at 15.3% for the six months ended June 30, 2005 compared with 15.6% for the six months ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 22.4% to approximately $8.2 million in the six months ended June 30, 2005 from approximately $6.8 million in the six months ended June 30, 2004.

Sales and Marketing: Sales and marketing expenses increased 67.9% to approximately $4.7 million in the six months ended June 30, 2005 from approximately $2.8 million in the six months ended June 30, 2004. The increase was primarily due to (i) increased salaries and selling expenses amounting to $352,000 directly related to staffing our Enterprise Solutions Group, (ii) a decrease of $217,000 in reimbursements for marketing expenses from our principal supplier as a result of decreased purchases of their products, (iii) additional sample and demo expense of $225,000, and (iv) costs of approximately $435,000 related to a licensing agreement for a new Network Video System which was entered into January 1, 2005.

General and Administrative: General and administrative expenses decreased 12.5% to approximately $3.5 million in the six months ended June 30, 2005 from approximately $4.0 million in the six months ended June 30, 2004. The decreased general and administrative expense was due to a decrease of approximately $300,000 in administrative staff salaries, and a decrease of approximately $340,000 in provisions for doubtful accounts receivable.

INTEREST EXPENSE

Interest expense in the six months ended June 30, 2005 increased 92.6% to approximately $393,000 from approximately $204,000 in the six months ended June 30, 2004. The increase was primarily related to higher outstanding borrowings during the three months ended June 30, 2005, and the amortization of $300,000 of loan origination fees during the six months ended June 30, 2005 compared to amortization of $50,000 of loan fees related to a prior line of credit during the six months ended June 30, 2004. The amount of interest expense for the six months ended June 30, 2005 reflects an offset of $97,000 of interest income earned on bank balances during the period compared to $0 earned during the six months ended June 30, 2004.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax is an expense of $23,000 for the six months ended June 30, 2005 compared to a benefit of $633,000 for the six months ended June 30, 2004. The $23,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the six months ended June 30, 2005 would be offset by an equal increase in a valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

NET LOSS

As a result of the items discussed above there was a net loss of approximately $3.4 million in the six months ended June 30, 2005 compared with a net loss of approximately $1.6 million in the six months ended June 30, 2004.

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

Period	Principal Amount

June 2005 through May 2006	$150,000 per month
June 2006 through April 2007	$190,000 per month
May 2007	$ 435,000

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

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share, and currently equal to $2.22 per share. To the extent we repay loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, we may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 90% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Prior to an amendment to the receivable facility entered into in June 2005, borrowings based on eligible inventory had been limited to $2.0 million.

The conversion prices under the Term Note and the receivable facility are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions) in accordance with a formula specified under our agreements with Laurus.

From time to time we deposit cash collateral with financial institutions to secure letters of credit issued to vendors to purchase products. At June 30, 2005, we had no letters of credit outstanding.

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

At June 30, 2005, we had cash and cash equivalents of approximately $5.2 million, working capital of approximately $22.1 million, an outstanding balance of $4.2 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $9.2 million, with additional borrowing availability under such facility of approximately $800,000. In comparison, at December 31, 2004, we had cash and cash equivalents of approximately $13.4 million, working capital of approximately $21.7 million, an outstanding balance of $4.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.5 million, with additional borrowing availability under such facility of approximately $3.9 million.

Cash decreased from $13.4 million at December 31, 2004 to $5.2 million at June 30, 2005 primarily as a result of (i) an increase in inventory, from $12.6 million at December 31, 2004 to $16.3 million at June 30, 2005 resulting from increased purchases we made of high volume selling products in connection with the relocation and closing of the production facilities of our principal manufacturer, (ii) a decrease in accounts payable from $11.3 million at December 31, 2004 to $9.4 million at June 30, 2005, primarily as a result of cash payments we made to reduce our obligations to Samsung in accordance with the terms of our distribution agreement, and (iii) an increase in accounts receivable from $8.3 million at December 31, 2004 to $10.3 million at June 30, 2005.

Management believes that the net proceeds from the private placement we completed in December 2004 together with cash generated from operations and borrowings available under our agreements with Laurus, will be sufficient to meet our cash requirements for calendar 2005. The Company is taking steps both to reduce inventory and to more actively pursue the collection of outstanding accounts receivable. Further, the Company intends to continue to monitor its cost levels, and where appropriate, make further reductions in general and administrative expenses. These steps may result in an improved financial condition in future periods, including increased cash balances available to fund the Company’s operations. However, there can be no assurance that the Company will be profitable in any future period or successful in its cash management plans.

Item 3. Controls and Procedures.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of June 30, 2005, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April, 2005 the Company issued 1,077,844 shares of Common Stock to Thomas Wade, a former officer of the Company in connection with his exercise of an option to purchase 1,975,020 shares of Common Stock at a price of $.3185 per share. The exercise price was paid in shares of Common Stock. The transaction was exempt from registration under Section 4(2) of the Securities Act.

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

GVI SECURITY SOLUTIONS, INC.

Date: August 15, 2005	By: /s/ Nazzareno E. Paciotti
Name: Nazzareno E. Paciotti Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
31

Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. §1350.