Form 10QSB
period 2005-09-30
GVI SECURITY SOLUTIONS INC
filed 2005-11-14
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

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
 ☑ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☑ No

As of November 11, 2005 there were 50, 180,502 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format:
☐ Yes  ☑ No

GVI Security Solutions, Inc.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheet
(unaudited)

(In thousands, except share and per share amounts)	September 30, 2005

ASSETS
Current Assets
Cash	$4,137
Accounts receivable, net	9,264
Inventory	11,831
Other receivables	965
Prepaid expenses and other current assets	848
Refundable income taxes	643
Total Current Assets	27,688

Property and Equipment, Net	1,328

Other Assets
Deferred loan origination fee, net of accumulated amortization	959
Intangibles, net	1,109
Investment	250
Other	34
Total Assets	$31,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,909
Debt	2,103
Accrued expenses	804
Total Current Liabilities	8,816

Debt, Non-current portion	10,913
Total Liabilities	19,729

Commitments and Contingencies	--
Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	--
Common stock, $.001 par value, 75,000,000 shares authorized; 50,180,502 shares issued and outstanding	50
Additional paid-in capital	22,807
Accumulated deficit	(11,218)
Total Stockholders' Equity	11,639
Total Liabilities and Stockholders' Equity	$31,368

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005		2004

Revenues	$10,642	$15,882	$44,982		$45,905
Cost of Revenues	8,561	13,051	37,638		38,389
Gross Profit	2,081	2,831	7,344		7,516
Selling, General And Administrative Expenses	4,322	3,597	12,530		10,300
Operating Income (Loss)	(2,241)	(766)	(5,186)		(2,784)
Other Expenses:
Interest Expense	315	166	708		418
Other non-operating expense	--	150	--		150
Total Other Expenses	315	316	708		568
Income (Loss) Before Taxes	(2,556)	(1,082)	(5,894)		(3,352)
Income Tax Expense (Benefit)	32	2	55		(632)
Net Income (Loss)	$(2,588)	$(1,084)	$(5,949)		$(2,722)
Income (Loss) Per Share
Basic	$(0.05)	$(0.04)	$(0.12)		$(0.09)
Diluted	$(0.05)	$(0.04)	$(0.12)	$	(0.09)
Shares Used In Calculation Of Net Income (Loss) Per Share
Basic	50,125	29,604	50,125		29,604
Diluted	50,125	29,604	50,125		29,604

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2005	2004
Cash Flows From (Used) by Operating Activities
Net Income (Loss)	$(5,949)	$(2,722)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation	759	339
Amortization of deferred loan origination fee	450	167
Amortization of intangibles	111	--
Changes in Assets and Liabilities
Accounts receivable	(698)	1,693
Inventory	732	(4,849)
Other receivables	437	269
Prepaid and other current assets	(468)	(1,347)
Accounts payable	(5,422)	5,694
Accrued expenses	(1,297)	159
Deposits	--	(99)
Federal income tax payable	--	(1,099)
Net Cash Used in Operating Activities	(11,345)	(1,795)

Cash Flows From (Used) by Investing Activities
Purchase of property and equipment	(346)	(1,371)
Purchase of investment	--	(250)
Net Cash Used in Investing Activities	(346)	(1,621)

Cash Flows From (Used) by Financing Activities
Proceeds from Subordinated Notes Payable	--	159
Repayment of Subordinated Notes Payable	--	(159)
Proceeds of Loan/Lines of Credit	20,434	13,785
Proceeds/Repayments of Prior Lines of Credit	(17,877)	(8,650)
Repayment of Capital Lease	(126)	(52)
Loan Origination Fee	--	(1,609)
Net Cash Provided by Financing Activities	2,431	3,474
Net (Decrease) Increase in Cash	(9,260)	58

Cash, Beginning of Period	13,397	69

Cash, End of Period	$4,137	$127

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred Stock conversion into Common Stock	$--	$2
Liabilities assumed in acquisition and recapitalization	$--	$1,819
Conversion of related party note and loan payable and accrued interest into Preferred Series D Stock	$--	$1,517
Capital lease equipment acquisition	$--	$501
Loan origination fee compensation cost for warrant issued	$--	$112
Debt principal payment converted to common stock	$67	$--
Restricted cash paid to satisfy stock repurchase obligation	$10,000	$--
Teitelbaum stock settlement	$--	$150

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

In order to present comparative Earnings Per Share information for the three and nine months ended September 30, 2005, the shares used in the calculations of net income (loss) per share have been adjusted as if the preferred stock conversions and the one-for-65 reverse common stock split occurred as of January 1, 2004.

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

If the Company had determined compensation cost for the stock-based compensation plan in accordance with the fair value method prescribed by SFAS No. 123, net income (loss) for the nine month periods ended September 30, 2005 and 2004, would have been on a pro forma basis as follows (in thousands):

	2005	2004
Net income (loss), as reported	$(5,981)	$(2,722)
Stock-based employee compensation expense, net of related tax effects	(142)	(93)

Net Income (loss), pro forma	$(6,123)	$(2,815)

The weighted average fair value of options granted during 2005 and 2004 was $1.24 and $1.62 respectively.
The fair value of each option on the date of grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Risk free rate of return	3.5%	3.02%
Option lives in years	3.0	5.0
Annual volatility of stock price	74%	55%
Dividend yield	--%	--%

 NOTE 3 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of common stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of common stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At September 30, 2005, $3.7 million in principal was outstanding under the Term Loan and $9.1 million in principal was outstanding under the accounts receivable facility. The agreements with Laurus prohibit the payment of dividends on the Company’s common stock, and contain other customary affirmative and negative covenants.

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

Amounts outstanding under the Term Note were convertible into common stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December, 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of common stock underlying the Term Note, (ii) the market price of the common stock being in excess of 110% of the conversion price under the Term Note, and (iii) limitations based on trading volume of the common stock, scheduled principal and interest payments under the Term Note are to be made in shares of common stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

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

Capitalized Leases

There are four capital leases for a trade show booth, warehouse racking, and two office furniture leases that have a total value of approximately $519,000. These leases will be paid over terms ranging from 24 to 60 months and payments will be allocated to debt and interest expense over the term of the leases.

Amortization Table: ($ in thousands)

	2005	2006	2007	2008	2009
Capital Leases	$44	$118	$77	$51	$12

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

Licensing Agreement

The Company entered into a licensing agreement that commenced on January 1, 2005 with Cybasec LTD. Under the agreement, which has an initial term of three years, but can be cancelled after the first year, Cybasec grants the Company the exclusive license to use, sell, market, distribute, service and customize the Cybasec Enterprise Security Platform hardware and software applications in exchange for the Company committing to purchase required amounts of products and paying related agreed upon fees. Minimum required payments under this licensing agreement are $1,047,000 for the year ending December 31, 2005. The Company gave notice on October 4, 2005 to Cybasec of its intent to cancel the agreement after the first year.

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

ESI Alliance Agreement

Pursuant to a Memorandum of Understanding (the "MOU") entered into November 5, 2004, the Company has entered into an Alliance Agreement with E&S International Enterprises, Inc. (“ESI”), and its subsidiary, SSC, Inc. Consistent with the MOU, and pursuant to the Alliance Agreement ESI (through SSC) acts as the Company’s exclusive distributor to retailers of consumer security products purchased by the Company from manufactures. ESI purchases these products from the Company at an initial price equal to 108% of the base cost to the Company, subject to downward adjustment if ESI’s gross margins fall below certain specified levels. The Company is responsible for all warranty obligations with respect to the products, including servicing and supporting such products. The Alliance Agreement is for an initial term of three years and will automatically renew for one-year periods unless ESI provides notice to the Company at least 90 days prior to the then end of the term of the Agreement of its intention not to renew the Agreement, subject to early termination rights of ESI as set forth in the Alliance Agreement.

Pursuant to the MOU, the Company issued ESI a warrant to purchase 3,000,000 share of the Company’s common stock at a price of $1.50 per share. Inc addition, ESI and its affiliates may be issued up to an additional 3,000,000 shares of common stock upon attaining certain sales goals provided for in the Subscription Agreement entered into between the Company and ESI.

Directors Compensation

On July 21, 2005, the Board of Directors of the Company approved compensation arrangements for nonemployee directors of the Company. Under these arrangements, nonemployee directors of the Company receive a monthly payment of $2,000 in cash and an award of shares of common stock of the Company with an aggregate fair market value of $1,000 under the Company’s Nonemployee Directors’ Stock Plan adopted in October 2005. For purposes of these compensation arrangements, Howard Safir, the Company’s Chairman, has been deemed not to be a nonemployee director of the Company.

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

Note 7 ~ OPERATING LOSSES

For the nine months ended September 30, 2005, the Company reported a net loss of approximately ($5,981,000) and for the year ended December 31, 2004, the Company reported a net loss of approximately ($7,178,000). Additionally, the Company had an accumulated deficit of approximately ($11,218,000) at September 30, 2005. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

In management’s opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company’s working capital obligations for the next twelve months. There may be circumstances that would accelerate its use of liquidity resources, including but not limited to, its ability to implement a profitable business model, which may include further restructuring charges. If this occurs, the Company, may from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. The Company believes that its continuing focus on cost reductions, and the more efficient management of its inventory and accounts receivable balances and the continued growth in sales of professional products and by its Enterprise Solutions Group, will result in an improved financial condition in future periods. However, there can be no assurance that the Company will be profitable in future periods or that suitable debt or equity financing will be available to the Company.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES
Revenues decreased $5.3 million or 33.0% to approximately $10.6 million in the three months ended September 30, 2005 from approximately $15.9 million in the three months ended September 30, 2004. The decrease was primarily the result of negative sales of our retail products in the amount of approximately $(85,000) during the three months ended September 30, 2005 (i.e., there were returns of our retail products from customers and no sales), compared to approximately $6.2 million in sales of our retail products during the three months ended September 30, 2004, a decrease of $6.3 million or 101.4%. The decrease in retail sales was offset in part by increases of $629,064, or 6.6%, in sales of our professional products, and $408,975, or 213.1% in sales of our enterprise solutions products as compared to the three months ended September 30, 2004.

The sole customer for our retail products is our exclusive distributor, E&S International Enterprises, Inc. (“ESI”), through its subsidiary, SSC, Inc. ESI made no purchases of our products during the quarter primarily because of a lack of a demand for our products from the major retailer that accounted for approximately 98% of our retail sales in the year ended December 31, 2004. The reduced demand resulted from (i) the replacement by that retailer of certain of our “do it yourself kits” with a competitor’s brand in approximately 50% of its retail outlets, (ii) the accumulation of our products in that retailer’s inventory, and (iii) a defect in certain retail products manufactured for us by Samsung Electronics.

In addition, our agreement with Samsung Electronics to be the exclusive distributor of its retail products to this retailer will terminate by its terms on December 31, 2005, an upon such termination, ESI would be entitled to terminate its distribution agreement with us. To date, we have been unable to negotiate an extension of our exclusive retail distribution agreement with Samsung, and we are unsure that we will be able to do so. Although historically substantially all of our retail revenues have been attributable to sales of Samsung products, we are also party to an exclusive agreement to distribute in North America retail products manufactured by LG. We are currently attempting to replace sales of our Samsung retail products with similar products manufactured by LG.

The increase in sales of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased sales of our enterprise solutions products reflect revenues from the Drug Enforcement Administration under our contract to supply it with our Rapid Access Portals.

COST OF REVENUES
Cost of revenues decreased 34.4% to approximately $8.6 million for the three months ended September 30, 2005 from approximately $13.1 million for the three months ended September 30, 2004. This decrease was due to the decrease in sales of our retail products resulting in a decrease in costs of approximately $5.9 million, offset by increased costs of approximately $1.3 million associated with increased sales of our professional and enterprise solutions products, as well as increases in tech support costs and warranty costs of approximately $100,000. In addition, for the three months ended September 30, 2004 our cost of revenues were reduced as a result of a one time reimbursement of $600,000 from a major supplier relating to costs associated with a defective product sold in a prior period. There was no comparable reimbursement in the three months ended September 30, 2005.

As a result of the changes described above in revenues and cost of revenues, gross profit in the three months ended September 30, 2005 decreased to approximately $2.1 million from approximately $2.8 million in the three months ended September 30, 2004. Gross profit as a percentage of revenues increased to 19.6% for the three months ended September 30, 2005 compared with 17.8% for the three months ended September 30, 2004. This increase was a result of the increase in sales of our professional and enterprise solutions products, which generate higher gross margins relative to sales of our retail products, together with a decrease in sales of our lower margin retail products.

Gross margins on sales of our professional products (excluding sales of our enterprise solutions products), adjusted for the one time reimbursement of costs associated with the product defect in the three months ended September 30, 2004 as described above, was 18.5% compared to 18.4% for the three months ended September 30, 2004. Gross margins on sales of our professional products in the three months ended September 30, 2005 have been negatively impacted by competitive pressures, which resulting in us providing rebates and pricing credits in the aggregate amount of approximately $95,000 to certain customers. These factors did not impact us in the three months ended September 30, 2004. Gross margins on sales of our enterprise solutions products increased significantly to 35.6% for the three months ended September 30, 2005 compared to 18.3% for the same three months ended September 30, 2004, primarily as a result of increased sales of those products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 19.4% to approximately $4.3 million in the three months ended September 30, 2005 from approximately $3.6 million in the three months ended September 30, 2004.

Sales and Marketing. Sales and marketing expenses increased 31.6% to approximately $2.5 million in the three months ended September 30, 2005 from approximately $1.9 million in the three months ended September 30, 2004. The increase was primarily due to (i) increased conference and trade show expenses of approximately $400,000, (ii) $200,000 related to payments made to Cybasec, Ltd. under a licensing agreement for a network video system which was entered into January 1, 2005, (iii) approximately $100,000 in increased commissions resulting from higher sales of our professional and enterprise products and (iv) increases of approximately $100,000 in advertising costs for print media and trade journals, offset by decreased travel and entertainment costs.

General and Administrative. General and administrative expenses increased 5.9% to approximately $1.8 million in the three months ended September 30, 2005 compared to approximately $1.7 million for the three months ended September 30, 2004.

INTEREST EXPENSE
Interest expense in the three months ended September 30, 2005 increased 90% to approximately $315,000 from approximately $166,000 in the three months ended September 30, 2004. The increase was due to higher average interest rate during the three months ended September 30, 2005. The amount of interest expense for the three months ended September 30, 2005 reflects an offset of approximately $23,000 of interest income earned on bank balances during the period. No interest income was earned during the three months ended September 30, 2004.

INCOME TAX EXPENSE (BENEFIT)
The provision for federal, state and local income tax is an expense of approximately $32,000 for the three months ended September 30, 2005 compared to an expense of approximately $2,000 for the three months ended September 30, 2004. The $32,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the three months ended September 30, 2005 would be offset by an equal increase in a valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

NET LOSS
As a result of the items discussed above there was a net loss of approximately $2.6 million in the three months ended September 30, 2005, compared with a net loss of approximately $1.1 million in the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Revenues decreased approximately $900,000, or 2.0% to approximately $45.0 million in the nine months ended September 30, 2005 from approximately $45.9 million in the nine months ended September 30, 2004. While sales of professional products increased approximately $4.0 million, or 15.6%, and enterprise solutions revenues increased $1.0 million, or 290.8%, these increases were more than offset by a decrease in retail revenues of $5.9 million, or 30.1% to approximately $13.8 million. As discussed above, we had negative sales of retail products in the three months ended September 30, 2005 due to the lack of demand for those products from the primary retailer that sells these products, as a result of (i) the replacement by that retailer of certain of our “do it yourself kits” with a competitor’s brand in approximately 50% of its retail outlets, (ii) the accumulation of our products in that retailer’s inventory, and (iii) a defect in certain retail products manufactured for us by Samsung. These factors also impacted sales of our retail products in the three month period ended June 30, 2005. As discussed above, our agreement with Samsung Electronics to be the exclusive distributor of their retail products to a major retailer will terminate on December 31, 2005, and in the event of such termination, ESI would be entitled to terminate its distribution agreement with us. To date, we have been unable to negotiate an extension of our exclusive retail distribution agreement with Samsung, and we are unsure that we will be able to do so.

The increase in sales of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased sales of our enterprise solutions products reflect additional revenues from the Drug Enforcement Administration under our contract to supply it with our Rapid Access Portals.

COST OF REVENUES

Cost of revenues decreased 2.0% to approximately $37.6 million for the nine months ended September 30, 2005 from approximately $38.4 million for the nine months ended September 30, 2004. This decrease was due to the decrease in sales of our retail products resulting in a decrease in costs of $4.7 million, offset by increased costs of approximately $3.9 million associated with increased sales of our professional and enterprise solutions products. Costs of revenues for the nine months ended September 30, 2005 include increases in tech support costs and warranty costs of approximately $400,000.

As a result of the changes described above in revenues and cost of revenues, gross profit in the nine months ended September 30, 2005 decreased slightly to approximately $7.3 million from approximately $7.5 million in the nine months ended September 30, 2004. Gross profit as a percentage of revenues was 16.3% for the nine months ended September 30, 2005 compared with 16.4% for the three months ended September 30, 2004.

Gross margins on sales of our professional products decreased slightly to 20.1% in the nine months ended September 30, 2005 compared to 20.3% in the same nine month period of 2004. Gross margins on sales of our enterprise solutions products significantly increased to 32.4% in the nine months ended September 30, 2005 compared to 21.9% for the same nine month period ended September 30, 2004, primarily as a result of increased sales of those products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 21.4% to approximately $12.5 million in the nine months ended September 30, 2005 from approximately $10.3 million in the nine months ended September 30, 2004.

Sales and Marketing: Sales and marketing expenses increased 45.9% to approximately $7.3 million in the nine months ended September 30, 2005 from approximately $5.0 million in the nine months ended September 30, 2004. The increase was primarily due to (i) increased conference and trade show expenses of $700,000, (ii) approximately $600,000 related to payments made to Cybasec Ltd. under a licensing agreement for a network video system which was entered into January 1, 2005, (iii) approximately $400,000 in increased commissions resulting from increased sales of our professional and enterprise products, as well increased commissions on sales subject to commissions by our independent sales representatives of approximately $200,000, (iv) increases of approximately $200,000 in advertising costs for print media and trade journals and (v) increased sample and demo expenses of approximately $300,000.

General and Administrative: General and administrative expenses decreased 1.9% to approximately $5.2 million in the nine months ended September 30, 2005 from approximately $5.3 million in the nine months ended September 30, 2004. The decreased general and administrative expense was due to a decrease of approximately $600,000 in administrative staff salaries offset by (i) an approximately $100,000 increase in office rent, (ii) approximately $100,000 of depreciation expense in the nine months ended September 30, 2005 related to assets acquired in the Rapor acquisition in December 2004, with no comparable expense in the nine months ended September 30, 2004, (iii) an increase of approximately $200,000 in legal, accounting, and professional fees, and (iv) an increase of approximately $100,000 in other office expenses, including utilities, telephone expenses, and consumables.

INTEREST EXPENSE

Interest expense in the nine months ended September 30, 2005 increased 69.4% to approximately $708,000 from approximately $418,000 in the nine months ended September 30, 2004. The increase was due to higher outstanding borrowings and a higher average interest rate during the nine months ended September 30, 2005 and the amortization of $450,000 of loan origination fees during the nine months ended September 30, 2005 compared to amortization of $167,000 during the nine months ended September 30, 2004. The amount of interest expense for the nine months ended September 30, 2005 reflects an offset of approximately $120,000 of interest income earned on bank balances during the period. No interest income was earned during the nine months ended September 30, 2004.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax is an expense of approximately $55,000 for the nine months ended September 30, 2005 compared to a benefit of approximately $632,000 for the nine months ended September 30, 2004. The $55,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the nine months ended September 30, 2005 would be offset by an equal increase in a valuation allowance. We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

NET LOSS

As a result of the items discussed above there was a net loss of approximately $5.9 million in the nine months ended September 30, 2005 compared with a net loss of approximately $2.7 million in the nine months ended September 30, 2004.

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

The term loan is evidenced by a Secured Convertible Term Note and, subject to monthly adjustments as set forth below, bears interest at an initial rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly. Amortizing payments of principal on the term loan commenced September 1, 2004. Remaining monthly payments at September 30, 2005 are set forth in the table below.

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

Amounts outstanding under the Term Note are convertible into common stock at Laurus's option at a conversion price initially equal to $2.70 per share, and currently equal to $1.91 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of common stock underlying the Term Note, and (ii) the market price of the common stock being in excess of 110% of the conversion price under the Term Note, and (iii) limitations based on trading volume of the common stock, scheduled principal and interest payments under the Term Note are to be made in shares of common stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

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

From time to time we deposit cash collateral with financial institutions to secure letters of credit issued to vendors to purchase products. At September 30, 2005, we had no letters of credit outstanding.

On December 27, 2004, we completed a private placement of approximately 22,620,000 shares of common stock at a price of $1.50 per share, for aggregate gross consideration of $33.9 million. Net cash proceeds were approximately $31.5 million after compensation to a financial advisor and other costs of the placement. Approximately $4.7 million of the proceeds were used to repay borrowings from Laurus, and $1.15 million of the proceeds were used to repay notes issued in an October 2004 bridge financing. Pursuant to a Settlement Agreement between us and William A. Teitelbaum, a stockholder of the Company, entered into in October 2004, we used an additional $10 million of the net proceeds of the private placement to repurchase 6,666,667 shares of common stock from Mr. Teitelbaum in January 2005.

At September 30, 2005, we had cash and cash equivalents of approximately $4.1 million, working capital of approximately $18.8 million, an outstanding balance of $3.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $9.1 million, with additional borrowing availability under such facility of approximately $500,000. In comparison, at December 31, 2004, we had cash and cash equivalents of approximately $13.4 million, working capital of approximately $21.7 million, an outstanding balance of $4.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.5 million, with additional borrowing availability under such facility of approximately $3.9 million.

Cash decreased from $13.4 million at December 31, 2004 to $4.1 million at September 30, 2005 primarily as a result of (i) a decrease in accounts payable from $11.3 million at December 31, 2004 to $5.9 million at September 30, 2005, primarily as a result of cash payments we made to reduce our obligations to Samsung in accordance with the terms of our distribution agreement, and (ii) an increase in accounts receivable from $8.3 million at December 31, 2004 to $9.3 million at September 30, 2005, and (iii) operating losses through the nine months ended September 30, 2005.

Management believes that the net proceeds from the private placement we completed in December 2004 together with cash generated from operations and borrowings available under our agreements with Laurus, will be sufficient to meet our cash requirements for the remainder of calendar 2005. The Company has taken steps both to reduce inventory and to more actively pursue the collection of outstanding accounts receivable. The Company also intends to continue to monitor its cost levels, and where appropriate, make further reductions in general and administrative expenses. In addition, the Company anticipates the continued growth in sales of its professional and enterprise solution products, which generate higher gross margins as compared to sales of the Company’s retail products. These steps may result in an improved financial condition in future periods, including increased cash balances available to fund the Company’s operations. However, there can be no assurance that the Company will be profitable in any future period or successful in its cash management plans.

Item 3. Controls and Procedures.

Nazzareno Paciotti, our Chief Executive and Chief Financial Officer has concluded, based on his evaluation as of September 30, 2005, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July, 2005 the Company issued options to purchase an aggregate of 580,000 shares of common stock at a price of $.85 per share to a consultant and four employees of the Company. The transactions were exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits.

Number	Description
31

Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GVI SECURITY SOLUTIONS, INC.
Date: November 14, 2005	By: /s/ Nazzareno E. Paciotti
Name: Nazzareno E. Paciotti Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
31

Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Nazzareno Paciotti, Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. 1350.