Form 10KSB
period 2005-12-31
GVI SECURITY SOLUTIONS INC
filed 2006-03-31
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes   ☑ No

The issuer had revenues of $41,166,000 for its fiscal year ended December 31, 2005.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2006 was approximately $10,200,000. The number of shares outstanding of the registrant’s Common Stock as of March 23, 2006 was 51,009,139.

Transitional Small Business Disclosure Format: ☐ Yes ☑ No

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

GVI SECURITY SOLUTIONS, INC.
2005 FORM 10-KSB ANNUAL REPORT

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

PART I

Item 1. Business.

General

Through our subsidiaries, we provide complete video surveillance and security solutions incorporating a complete line of video surveillance, access control and detection systems to the homeland security, professional and business-to-business market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products that enhance life safety for both government agencies and the private sector. Our full service Enterprise Solutions Group provides turnkey solutions and integrated security systems for various government, homeland security, and Fortune 500 companies.

Our customers include distributors and system integrators that specialize in video surveillance and security products and services, government agencies and private sector businesses. Our technology is available to the United States Government through a General Services Administration (GSA) contract.

 Our business previously included the distribution of security products to the retail market manufactured by Samsung Electronics whose products we sold under an agreement that gave us the exclusive right to sell its products in the Retail Channel to a major national retailer. However, over the last three quarters of 2005, we had minimal sales of our products in the Retail Channel. Among other reasons, the recent decline in sales of our retail products resulted from the replacement of a substantial portion of our products by the major national retailer that accounted for substantially all of our Retail Channel sales with products manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006, our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to professionals and sales by our Enterprise Solutions Group.

We operate sales and distribution centers in Dallas, Texas, Washington D.C., Toronto, Canada, Mexico City, Mexico, Sao Paulo, Brazil and Bogota, Colombia.

Corporate History

We were incorporated in Delaware in August 1996 as Thinking Tools, Inc. and initially engaged in developing and marketing business simulation software. In April 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel. In March 2000 we acquired the business of an Internet software and service provider. This business did not generate sufficient revenues to support our operations and was discontinued in December 2000.

From December 2000 until February 20, 2004, we had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, GVI Security, Inc., a Delaware corporation, merged with our newly-formed wholly-owned subsidiary, GVI Security Acquisition Corp., becoming our wholly owned subsidiary, and on April 12, 2004, we changed our name to GVI Security Solutions, Inc.

On December 1, 2004, we acquired Rapor, Inc. in a merger for shares of our Common Stock. Rapor designs and manufactures high security building access portals. Rapor's patented Fast TracTM Rapid Access Portal is intended for use in new, high security installations, and can also be integrated with existing access control and surveillance systems.

World Security Systems Markets

The worldwide market for security products and services is estimated at approximately $140 billion. The industry continues to see significant growth throughout the world fueled by increased fear of terrorism and crime, heightened expectation of safety in public places and institutions, and higher expectations of performance, reliability and architectural appeal. The world market is expected to continue to grow at an average annual rate in excess of 8% with the primary components of this growth being electronic integrated security systems. We believe that access control and video surveillance products represent the largest components of a typical integrated security system.

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

We believe that by delivering the highest levels of customer service, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We strive to anticipate and meet our customers’ needs by increasing the range of products and services we offer by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the digital video recording sector, access control and detection product areas, with a focus on increasing sales of our products in the Professional Channel, which typically generate higher gross margins than Retail Channel sales, which we recently discontinued effective December 31, 2005. Further, we intend to grow our business by expanding and diversifying our distribution channels and capitalizing on domestic and international expansion opportunities.

Our growth strategy also includes identifying and acquiring businesses engaged in similar or complementary industries. However, there can be no assurance that we will consummate any additional acquisitions or that any business we acquire will be successful. In addition, the acquisition of a business through the issuance of our securities will result in dilution to our existing stockholders.

Products and Services

We are committed to setting new standards in quality, performance and value by providing “best of breed” integrated security products. We offer a range of video surveillance and security systems to our customers, including products that can be used on a stand-alone basis or that can be integrated into a larger more sophisticated security system. Through Rapor, we also design and manufacture high security building access portals (controlled door systems, with materials and substance detection options) for use in high security installations. These portals can also be integrated with existing access control and surveillance systems.

We serve the import, support, marketing, inventory, warranty and distribution needs of our Professional Channel customers. In addition, we provide a range of products and engineering services designed to meet the specific needs of the end user through our Enterprise Solutions Group.

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

We sell the following products separately and as part of our fully integrated suite of video surveillance and integrated security solutions:

•	access control

•	a full line of black and white and color cameras, which include motion detection, low light day/night and high resolution, all with systems integration capabilities

•	a range of waterproof and weather resistant cameras

•	high speed, remote controlled, dome and pinhole cameras and casings

•	a complete range of lenses

•	a range of black and white, color, plasma and flat screen monitors

•	real time and time lapse videocassette and digital recorders and hard disk recorders

•	digital watchdog ATM/point of service transaction verification software

•	standalone digital recorders

•	video transmission equipment

•	digital processors (quads and multiplexers), switchers and video management systems

•	digital video recording software

•	hardware and software which enable intelligent video surveillance.

We rely on original equipment manufacturer relationships for a number of our standard products. In some instances, we purchase products that meet our specifications from a manufacturer and distribute these products under the GVITM label. When assembly of our products is required, it is done in our Dallas, Texas facility, or in the case of our access portals at the job site.

Access Portals

Rapor's patented Fast TracTM Rapid Access Portal units are intended for use in new, high security installations, and can also be seamlessly integrated with existing access control and surveillance systems. The Fast TracTM unit controls access to secure areas through bi-folding doors with infrared sensors that can open or remain open for authorized personnel, and close or remain closed when necessary to prevent unauthorized access. We believe that the Fast TracTM portal offers reliable security while allowing a more efficient flow of traffic than competing portal designs such as turnstiles, mantraps and revolving doors. Screening and monitoring functions can be added to the portal in a modular form to include a variety of metal and substance detection options. To date, Rapor’s Fast TracTM portal has been installed in airports, manufacturing facilities and office buildings.

Customer Support

We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. We operate customer support centers in Dallas, Texas, Washington, D.C., Mexico City, Mexico, Sao Paulo, Brazil and Bogota, Colombia and also utilize a number of independent service providers in the other territories that we service.

Distribution and Marketing

We offer our products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators, on their own, or with the assistance of our Enterprise Solutions Group, utilize our products to develop and install a fully integrated security suite for end users. Our Enterprise Solutions Group will engineer and deliver integrated security solutions to end users including airports, seaports, military installments, high security federal installations, Fortune 500 companies, casino and institutional end users.

We also utilize regional sales executives who often support sales across all of our product and service offerings. We use a combination of our internal sales force and independent representatives to sell our products to dealers and systems integrators.

For the years ended December 31, 2005 and 2004, 50% and 68%, respectively, of our revenues (excluding revenues from discontinued operations) were attributable to products manufactured by Samsung, whose products we distributed under an exclusive distribution agreement. Samsung terminated its agreement with us in January 2006. Samsung was entitled to terminate the distribution agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. However, we believe that Samsung will continue to supply us with sufficient security products on a non-exclusive basis to meet our needs and the needs of our customers and that demand from our customers will not be materially affected by the termination of our exclusive contract with Samsung. As before, we will continue to distribute a full line of security products manufactured by manufacturers other than Samsung.

Competition

We believe that the range of our product and service offerings and our distribution channels enable us to compete favorably in the market for the security products and services that we offer. However, some of our competitors have greater name recognition, longer operational histories and greater financial, marketing and managerial resources than we do.

The key factors which drive competition in the video surveillance and security industry are price, quality, product performance, ease of integration and customer service and support. There are a number of distributors of highly sophisticated, technologically advanced security components. Very few of these distributors, however, offer fully integrated security suites that can be customized to meet the specific needs of the end user. We believe that we have distinguished ourselves in this market by providing our customers with superior levels of customer service and by giving them the flexibility to choose between purchasing our products separately or utilizing the expertise and knowledge of our Enterprise Solutions Group to design and implement a fully integrated customized security suite for their end users using our products. Our main competitors in the professional sector are Pelco and Panasonic.

Significant Vendor Relationship

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2005 and 2004, 50% and 68%, respectively, of our revenues (excluding revenues from discontinued operations), were attributable to products manufactured by Samsung whose products we sold under an agreement that gave us the exclusive right to sell its products in the Professional Channel and the exclusive right to sell its products in the Retail Channel to a major national retailer. Our exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its agreement with us in January 2006. Following the termination of our agreement with Samsung, our Board of Directors approved the discontinuation of sales to the Retail Channel. However, we expect to continue to sell Samsung products in the Professional Channel, albeit on a non-exclusive basis. In addition, as before, we will continue to distribute a full line of security products manufactured by manufactures other than Samsung.

To the extent we are unable to successfully transition our business as a result of Samsung’s termination of its agreement with us, our business, financial condition and results of operations will be materially adversely affected.

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

Employees

As of December 31, 2005, we had approximately 61 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

THE REPORT OF OUR INDEPENDENT AUDITORS ON OUR FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent auditors contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern because of our history of operating losses and limited capital resources. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have taken steps to reduce our costs and increase sales of our professional products. If we are not successful in improving our operating results in the near term we may need to raise additional capital to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders. Any failure to raise required capital will likely place us in significant financial jeopardy.

WE CONTINUE TO EXPERIENCE OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We incurred a net loss of approximately $13.0 million for the year ended December 31, 2005, and a net loss of approximately $7.2 million for the year ended December 31, 2004. Significant items contributing to our net loss were the following:

In the Retail Channel:

•	A decrease in retail sales of approximately $16.9 million, from $30.7 million in 2004 to $13.8 million in 2005.

•	A decrease in the gross margin on retail sales.

•	Write down of net assets of discontinued operations of approximately $1.4 million.

In the Professional Channel:

•	Increased interest expense of approximately $640,000, from approximately $660,000 in 2004 to approximately $1.3 million in 2005, resulting from higher average interest rates and higher borrowings.

•	Increased conference and trade show expenses in 2005 of approximately $700,000.

•	Fees associated with a licensing agreement for a network video system of approximately $600,000 which was entered into January 1, 2005. This agreement was terminated effective January 1, 2006.

•	Increased advertising costs in 2005 for print media and trade journals of approximately $200,000.

•	Increased sample and demo expenses in 2005 of approximately $300,000.

We are taking steps to reduce our costs and increase the sales of our professional products. We have discontinued sales of retail products and intend to focus on our higher margin professional products. There can be no assurance that we will be successful and profitable in the future.

WE HAVE DISCONTINUED SALES OF OUR PRODUCTS IN THE RETAIL CHANNEL, WHICH PREVIOUSLY CONSTITUTED A SIGNIFICANT PORTION OF OUR SALES.

Historically, sales of our products in the Retail Channel have accounted for a large portion of our revenues. For the years ended December 31, 2005 and 2004, 25% and 46% of our revenues, including revenues from discontinued operations, were from sales in the Retail Channel. However, over the last three quarters of 2005, we had minimal sales of our products in the Retail Channel. Among other reasons, the recent decline in sales of our retail products resulted from the replacement of our products by the major national retailer that accounted for substantially all of our Retail Channel sales, with those manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006 our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to the Professional Channel and sales by our Enterprise Solutions Group.

A SUBSTANTIAL PORTION OF OUR BUSINESS HAS BEEN ATTRIBUTABLE TO A SINGLE SUPPLIER, WHICH RECENTLY TERMINATED ITS AGREEMENT WITH US.

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2005 and 2004, 50% and 68%, respectively, of our revenues (excluding revenues from discontinued operations) were attributable to products manufactured by Samsung, whose products we sold under an exclusive distribution agreement. Samsung terminated the remaining portion of its agreement with us in January 2006. Samsung was entitled to terminate the distribution agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. However, we expect to continue to sell Samsung products, albeit on a non-exclusive basis. In addition, as before, we will continue to distribute a full line of security products manufactured by manufacturers other than Samsung. To the extent we are unable to successfully transition our business as a result of Samsung’s termination of its agreement with us, our business, financial condition and results of operations will be materially adversely affected.

IF WE ARE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY AND CHANGES IN OUR CUSTOMERS' REQUIREMENTS AND PREFERENCES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

The electronic security systems industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide range and fragmented group of product and service providers, including electronic security equipment manufacturers, distributors, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide competitive systems or individual elements of a system. Some of our competitors are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Increased competition could require us to reduce our prices, result in our receiving fewer customers orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially adversely affected.

WE DEPEND ON OUR MANUFACTURERS, SOME OF WHICH ARE OUR SOLE SOURCE FOR SPECIFIC PRODUCTS. OUR BUSINESS AND REPUTATION WOULD BE SERIOUSLY HARMED IF THESE MANUFACTURERS FAIL TO SUPPLY US WITH THE PRODUCTS WE REQUIRE AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

We have relationships with a number of manufacturers for the supply of our products. Our success depends in part on whether our manufacturers are able to fill the orders we place with them and in a timely manner. If any of our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Although we continually evaluate our relationships with our manufacturers and plan for contingencies if a problem should arise with a manufacturer, finding new manufacturers that offer a similar type of product would be a complicated and time consuming process and we cannot assure you that if we ever need to find a new manufacturer for certain of our products we would be able to do so on a completely seamless basis, or at all. Our business, results of operation and reputation would be adversely impacted if we are unable to provide our products to our customers in a timely manner.

WE HAVE SUBSTANTIAL INDEBTEDNESS TO LAURUS MASTER FUND SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS. IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURED NOTES ISSUED TO LAURUS, LAURUS MAY FORECLOSE ON OUR ASSETS AND WE MAY BE FORCED TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO REPAY THE NOTES.

On May 27, 2004, we borrowed $15,000,000 from Laurus pursuant to secured promissory notes and related agreements. Our indebtedness to Laurus as of December 31, 2005 was approximately $11.8 million. The notes and agreements provide for the following events of default (among others):

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified personnel. In particular, our success depends on Steven Walin, who just recently joined us as our Chief Executive Officer in March 2006, and Joseph Restivo, who joined us as our Chief Financial Officer in March 2006. Mr. Walin and Mr. Restivo are each a party to employment agreements with us that expire in March 2009. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure you that our employees will not leave and subsequently compete against us. If we cannot work together effectively to overcome any operational challenges that arise during the integration process, if our new management team cannot master the details of our business and our market or if we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

WE RELY ON INDEPENDENT DEALERS AND DISTRIBUTORS TO SELL OUR PRODUCTS. DISRUPTION TO THIS DISTRIBUTION CHANNEL WOULD HARM OUR BUSINESS.

Because we sell a significant portion of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, if dealers and distributors do not maintain sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

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

FAILURE TO MANAGE OUR GROWTH AND EXPANSION EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased and plan to continue to increase the scope of our operations domestically and internationally and focus exclusively on sales of professional products. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. If we are unable to effectively manage our growth, our business could be adversely affected.

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

INVESTMENT RISKS

OUR COMMON STOCK IS THINLY TRADED ON THE OTC BULLETIN BOARD, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the NASDAQ National Market or NASDAQ Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

As of March 23, 2006, there were issued and outstanding 51,009,139 shares of Common Stock, and warrants, options and convertible notes to purchase, and commitments to issue, an aggregate of approximately 21,150,000 additional shares of Common Stock. We have a total of 75,000,000 shares of Common Stock authorized under our certificate of incorporation. The proposed issuance of approximately 2,750,000 more shares of Common Stock in addition to those currently reserved for issuance would require us to amend our certificate of incorporation to increase our authorized Common Stock and/or effect a reverse stock split. You should expect that such an amendment will be proposed for stockholder approval at or before our next annual meeting of stockholders. No assurance can be given that any such increase will be approved by our stockholders. Failure to increase our authorized Common Stock could limit or restrict our ability to raise working capital in a future equity financing and severely limit our ability to use Common Stock for desirable business acquisitions.

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

Our directors, executive officers and principal stockholders beneficially owned approximately 30% of our outstanding Common Stock as of March 23, 2006. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

	Price
	High	Low
2004
First quarter	$0.51	$0.02
Second quarter	$32.51	$0.10
Third quarter	$6.00	$1.10
Fourth quarter	$8.00	$1.15

2005
First quarter	$5.70	$1.80
Second quarter	$2.45	$0.70
Third quarter	$1.09	$0.27
Fourth quarter	$0.39	$0.10

The number of holders of record for our Common Stock as of December 31, 2005 was approximately 155. This number excludes individual stockholders holding stock under nominee security position listings.

Recent Sales of Unregistered Securities

Pursuant to our Nonemployee Directors Stock Plan adopted by our board of Directors in October 2005, we issued shares of our Common Stock to our nonemployee directors during the period of October 1 to December 31, 2005 as set forth in the table below. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Issuance	Number of Shares Issued to each Non-Employee Director	Total Number of Shares Issued to Non-Employee Directors
October 20, 2005	9,375	56,250
November 15, 2005	6,410	38,460
December 15, 2005	6,250	37,500

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

Through our subsidiaries, we provide complete video surveillance and security solutions incorporating a complete line of video surveillance, access control and detection systems to the homeland security, professional and business-to-business market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products that enhance life safety for both government agencies and the private sector. Our full service Enterprise Solutions Group provides turnkey solutions and integrated security systems for various government, homeland security, and Fortune 500 companies.

Discontinuance of Retail Sales

 Historically, sales of our products in the Retail Channel have accounted for a substantial portion of our revenues. For the years ended December 31, 2005 and 2004, 25% and 46% of our revenues, including revenues from discontinued operations, were from sales in the Retail Channel. However, over the last three quarters of 2005, we had minimal sales of our products in the Retail Channel. Among other reasons, the recent decline in sales of our retail products resulted from the replacement of our products by a major national retailer that accounted for substantially all of our Retail Channel sales with products manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006 our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to professionals and sales by our Enterprise Solutions Group.

The retail business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. The Company expects to complete the disposition of all related assets and liabilities by the end of 2006. In connection with the discontinuance of the Retail Channel business for the year ended December 31, 2005, the Company wrote down assets identified with the retail business by approximately $1.4 million, net of applicable tax benefit, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the assets and liabilities of the discontinued operations.

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

Revenue Recognition

Our primary source of revenue is from sales of our products. Sales are recognized when revenue is realized and has been earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive. For those incentives that require the estimate of sales volume or redemption rates, such as for volume rebates, we use historical experience and internal and customer data to estimate the sales incentives at the time revenue is recognized.

We allow customers to return defective products when they meet certain established criteria as outlined in our trade terms. We regularly review and revise, when deemed necessary, our estimates of sales returns based primarily on actual returns. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by us in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2005, we experienced losses, or recorded provisions for potential losses, from customers' inability to make payments, totaling approximately $95,000 or less than 1% of revenues. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Year 2005 compared with Year 2004

Net Revenues from Continuing Operations

Net revenues increased approximately $5.3 million, or 14.9% to approximately $41.2 million for the year 2005 from approximately $35.8 million for the year 2004. Sales of professional products increased approximately $4.5 million, or 12.6%, and enterprise solutions revenues increased $1.3 million, or 196.5%. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased revenues of our enterprise solutions products reflect additional revenues from the Drug Enforcement Administration under our contract to supply it with our Rapid Access Portals.

Cost of Goods Sold from Continuing Operations

Total cost of good sold increased $3.2 million or 10.6% to approximately $33.5 million from approximately $30.3 million in 2004. The increase in costs is the result of approximately $3.2 million associated with increased sales of our professional and enterprise solutions products. Cost of goods sold for 2005 include increases in tech support costs and warranty costs of approximately $522,000. In addition, during 2004 we benefited from a one time reimbursement of $600,000 from a major supplier relating to costs associated with a product defect. There was no comparable reimbursement in 2005.

As a result of the changes described above in revenues and cost of goods sold, gross profit in 2005 increased to approximately $7.7 million from approximately $5.5 million in 2004, and gross profit as a percentage of revenues (i.e. gross margins) in 2005 was 18.6% compared with 15.4% for 2004.

This increase was the result of a change in the product mix comprising our sales of professional products in respective periods. Gross margins on sales of our enterprise solutions products increased to 25.9% for 2005 compared to 22.8% in 2004, primarily as a result of higher margins on the sale of our Rapid Access Portal to the Drug Enforcement Administration.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.9% to approximately $16.8 million in 2005 from approximately $14.5 million in 2004, as follows.

Sales and Marketing. Sales and marketing expenses increased 41.5% to approximately $9.2 million in 2005 from approximately $6.5 million in 2004. The increase was primarily due to; (i) approximately $800,000 in expenses relating to a licensing agreement with Cybasec Ltd. entered into January 1, 2005 (which has been terminated in accordance with its terms effective January 1, 2006), (ii) an increase of approximately $290,000 in sample and demonstration equipment costs, (iii) an increase of approximately $309,000 in advertising costs for print media, (iv) increased commissions on sales made by our independent sales representatives of approximately $442,000, (v) increased tradeshow costs of approximately $155,000, and (vi) a decrease of approximately $114,000 in contributions from our vendors to offset our marketing costs in 2005, as compared to vendor contributions we received in 2004 to cover these costs,

General and Administrative. General and administrative expenses decreased 5% to approximately $7.6 million for 2005 from approximately $8.0 million in 2004. Major items resulting in the decreased general and administrative expense were (i) decreases of approximately $912,000 in administrative staff salaries and related benefits, (ii) reductions in bad debt provisions and other expenses of approximately $159,000, and (iii) reduced bank charges of approximately $129,000. These reductions were offset by (i) personnel termination costs during the year of approximately $335,000, (ii) an approximately $150,000 increase in office rent, (iii) approximately $149,000 of depreciation expense related to assets acquired in the Rapor acquisition in December 2004, with no comparable expense in 2004, (iv) an increase of approximately $97,000 in legal and accounting fees, and (v) payment of $115,000 in directors fees.

Interest Expense

Interest expense for 2005 increased 83.2% to approximately $1,266,000 from approximately $691,000 in 2004. The increase was due to higher outstanding borrowings and a higher average interest rate during 2005 as well as the amortization of approximately $600,000 of loan origination fees in 2005 compared to amortization of approximately $334,000 of loan origination fees in 2004. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the receivable facility. As a result of the conversion price under the facility exceeding the market price of our Common Stock for periods of 2005, the interest rate for those periods was equal to the prime rate plus two percent. If the market price of our Common Stock exceeds the conversion price of $2.22, at the end of a month, the interest rate under the receivable facility will be reduced to equal the prime rate minus two percent. The amount of interest expense for 2005 reflects an offset of approximately $143,000 of interest income earned on bank balances during the period. Interest income earned in 2004 was approximately $2,000.

Discontinued Operations

Net revenues from our discontinued Retail Channel operations were approximately $13.8 million for the year ended December 31, 2005 compared with approximately $30.7 million in 2004. Loss from discontinued operations, net of tax, was approximately $2.3 million for the year ended December 31, 2005, compared to income from discontinued operations of approximately $2.3 million for the prior year ended December 31, 2004. These operating results do not include any allocation of corporate overhead. The loss for 2005 included a write down of approximately $1.4 million of assets identified with our retail business. Net realizable value of these assets reflects management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for sale from the discontinued operations.

Income Tax Expense (Benefit)

The provision for federal, state and local income tax is an expense of approximately $83,000 for 2005 compared to a benefit of approximately $413,000 for 2004. The $83,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for 2005 would be offset by an equal increase in a valuation allowance.   We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

Net Loss

As a result of the items discussed above there was a net loss of approximately $13.0 million in 2005 compared with a net loss of approximately $7.2 million in 2004.

Year 2004 compared with Year 2003

Net Revenues From Continuing Operations

Total net revenues increased 44.8% to approximately $36.2 million for the year 2004 from approximately $25.0 million in 2003. The increase was due to an increase in sales of our products consistent with our focus to provide complete solutions for our professional customers by providing a suite of fully-integrated products. Our fourth quarter of 2004 was negatively effected by reduced sales of a particular product to the Professional Channel. We were unable to sell this product during portions of the fourth quarter of 2004 as a result of a defect in the product. The manufacturer corrected the defect and we were able to continue selling the product at the beginning of the first quarter of 2005.

Cost of Goods Sold From Continuing Operations

Total cost of goods sold increased 57.8% to approximately $30.3 million in 2004 from approximately $19.2 million in 2003. Contributing to this increase were the following: charges of approximately $.8 million in connection with reserves established for slow moving inventory and write-downs of inventory to reflect net realizable value, increased revenues, and higher inbound freight costs. As a result of the changes in sales and costs of goods sold, gross profit for 2004 decreased to approximately $5.5 million from approximately $5.8 million for 2003, and gross profit as a percentage of net sales decreased to 15.4% for 2004, compared with 23.1% for 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 85.9% to approximately $14.5 million in 2004 from approximately $7.8 million in 2003, as follows.

Sales and Marketing. Sales and marketing expenses increased 80.6% to approximately $6.5 million in 2004 from approximately $3.6 million in 2003. The increase was primarily due to increased commissions, salaries and travel-related expenses. Contributing to the increase in salaries and travel-related expenses was approximately $925,000 relating to the formation of our Enterprise Solutions Group during 2004, which focuses on providing fully-integrated security products solutions to the Professional Channel.

General and Administrative. General and administrative expenses increased 95.2% to approximately $8.2 million in 2004 from approximately $4.2 million in 2003. The increase was primarily due to increased salaries and wages associated with additional hires; increased administrative, accounting, finance and legal costs associated with being a public company following our merger in February 2004, as well as costs related to our Enterprise Solutions Group and expansion into the integrated security solutions market. Also included in general and administrative expenses for 2004 is approximately $400,000 of costs associated with personnel terminations during the year.

Interest Expense

Interest expense for 2004 increased 203% to approximately $691,000 from approximately $228,000 in 2003. The increase was primarily related to increased borrowing and the amortization of increased loan origination fees during 2004 as a result of our May 2004 debt financing with Laurus Master Fund, described below.

Discontinued Operations

Net revenues from our discontinued Retail Channel operations were approximately $30.7 million for the year ended December 31, 2004 compared with approximately $31.3 million in 2003. Income from discontinued operations of approximately $2.3 million for the year ended December 31, 2004 compares to income from discontinued operations of approximately $2.6 million for the prior year ended December 31, 2003. These operating results do not include any allocation of corporate overhead. Revenues from discontinued operations for the year ended December 31, 2004 decreased approximately $600,000, or 1.9%, to $30.7 million, compared to $31.3 million for the year ended December 31, 2003. Gross margin decreased to 7.3% for the year 2004 compared to 12.6% for 2003. Contributing to the decrease margins were charges of approximately $1.6 million in connection with reserves established for slow moving inventory and write-downs of inventory to reflect net realizable value.

Income Tax Expense (Benefit)

The provision for federal, state and local income tax benefit was approximately $413,000 for 2004, as compared to income tax expenses of approximately $536,000 for 2003. The tax benefit for 2004 has been reduced by approximately $2.2 million, the amount of a deferred tax valuation allowance. We established the allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses for 2004 to reduce our tax expense in future periods. At December 31, 2004, the Company had a net operating loss carry-forward of approximately $1.2 million. The loss will expire in 2024.

Prior to May 23, 2003, GVI Security, Inc. was taxed under the provisions of Sub Chapter S of the Internal Revenue Code. As a Sub Chapter S corporation, GVI Security, Inc. did not provide for or pay any Federal or certain corporate or state income taxes on its taxable income for the period from January 1, 2003 until May 2003. In May 2003, GVI Security, Inc. lost its Sub Chapter S corporation status, and accordingly a provision was made for the payment of income taxes based on the prorated taxable income of GVI Security, Inc. for 2003.

Net Loss

As a result of the items discussed above, net loss for 2004 was approximately $7.2 million, compared with net income of approximately $1.3 million for 2003.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of approximately $3.3 million, working capital of approximately $11.7 million, an outstanding balance of $3.3 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $8.5 million, with no additional borrowing availability under such facility. In comparison, at December 31, 2004, we had cash and cash equivalents of approximately $13.4 million, working capital of approximately $21.7 million, an outstanding balance of $4.7 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $5.5 million, with additional borrowing availability under such facility of approximately $3.9 million.

Historically, GVI has funded its operations primarily through cash generated from operations, the proceeds of borrowings under secured revolving credit facilities and with the proceeds of equity offerings.

Laurus Financing

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
Period	Principal Amount

January 2006 through May 2006	$150,000 per month

June 2006 through April 2007	$190,000 per month

May 2007	$435,000

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

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at a rate per annum equal to the prime rate plus two percent. If the market price of Common Stock exceeds the conversion price at the end of a month, the interest rate under the receivable facility will be reduced to equal the prime rate minus two percent. In addition, the interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share, and currently equal to $2.22 per share. To the extent we repay loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, we may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

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

Approximately $4.7 million of the proceeds were used to repay borrowings from Laurus Master Fund under the receivables facility, and $1.15 million of the proceeds were used to repay the notes issued in the October 2004 bridge financing. The holders of $600,000 in principal amount of these notes reinvested such amount in the private placement. We used an additional $10 million of the net proceeds to repurchase 6,666,667 shares of Common Stock from William A. Teitelbaum, a stockholder of the Company, pursuant to a Settlement Agreement between us and Mr. Teitelbaum entered into in October 2004. The balance of the net proceeds has been and will be used primarily for working capital, general corporate purposes and acquisitions.

In accordance with our obligations under the private placement, in January 2005 we filed a registration statement to register under the Securities Act the resale of the shares of Common Stock issued in the private placement. This registration statement was declared effective on April 22, 2005.

Going Concern Considerations

As a result of our losses from operations and limited capital resources, our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our new management has taken steps to both reduce certain costs and increase sales of our professional products. However, we will have increased compensation costs in 2006 associated with the hiring of our new Chief Executive Officer and Chief Financial Officer, and we may incur additional costs for other management personnel. If we are not successful in improving our operating results in the near term, we may need to raise additional capital to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

Item 7. Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures.

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 8B. Other Information.

Appointment of Steven Walin as Director and Joseph Restivo as Chief Financial Officer

On March 28, 2006, Steven Walin, our Chief Executive Officer, was appointed to our board of directors. In addition, effective March 28, 2006, Joseph Restivo, age 52, was appointed our Chief Financial Officer, to serve in such capacity pursuant to the terms of the Employment Agreement described below. Mr. Restivo will replace Nazzareno E. Paciotti, who agreed to cease being our Chief Financial Officer and a director of ours pursuant to the Mutual Separation Agreement described below.

Prior to his employment with us, since January 2003, Mr. Restivo was an independent business consultant providing services in the areas of financial and business planning, turnaround assistance and operational management support. Prior to that time, from January 2000 until January 2002, Mr. Restivo served as the Vice President, North American Services and Business Development, for the Security Systems Division of Siemens Building Technologies. In addition, from 1990 until 1999, Mr. Restivo held numerous positions, including Chief Financial Officer and Chief Operating Officer, during his employment with Casi-Rusco (subsequently acquired by General Electric), a developer and manufacturer of large-scale access control systems.

Employment Agreement with Joseph Restivo

On March 28, 2006, we entered into an Employment Agreement with Joseph Restivo as our Chief Financial Officer. The Employment Agreement is for a three-year term and provides Mr. Restivo with:

•	An annual base salary of $200,000.

•	An annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors.

•
A 10-year option to purchase 750,000 shares of our common stock.  The exercise price per share with respect to the first 250,000 shares under this option (“Tranche One”) is $.16, the exercise price per share with respect to another 250,000 shares under this option (“Tranche Two”) is $.50, and the exercise price for the final 250,000 shares under this option (“Tranche Three”) is $.78. Fifty percent of each of the Tranche One, Tranche Two and Tranche Three option shares are immediately exercisable, and an additional 25% of the shares under each Tranche will become exercisable on each of the first and second anniversaries of the commencement of Mr. Restivo’s employment with us, provided he is then employed by us.

•
A second 10-year option to purchase 1.25% of the number of shares of common stock sold by us in the next offering of our securities completed within two years of the commencement of Mr. Restivo’s employment with us, provided that the number of shares subject to this option will not exceed 250,000. The exercise price for this option will equal the greater of $.16 and the closing price of our common stock on the day before the date this option is granted. Fifty percent of the shares under this option will be immediately exercisable and an additional 25% of such shares will become exercisable on each of the first and second anniversaries of the grant of the option, provided Mr. Restivo is then employed by us.

In addition, pursuant to the Employment Agreement, in the event that Mr. Restivo’s employment is terminated by us without “Cause” or by Mr. Restivo for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Restivo will be entitled to:

•	payment of all accrued but unpaid base salary and unpaid annual bonus with respect to any completed fiscal year;

•
payment of his base salary and continued medical benefits for 12 months; provided, that if such termination occurs after a “Change in Control” Mr. Restivo will instead be entitled to a payment equal to 200% of his base salary and continued medical benefits for 24 months;

•	pro-rated bonus for the year in which the termination occurs, payable following such fiscal year to the extent he would have otherwise been entitled to such bonus; and

•
provided at least six months has expired since the last vesting of his option grant, a pro rata vesting of his option shares which are scheduled to vest on the next vesting date; provided, that if such termination occurs after a “Change in Control” or after the first anniversary of Mr. Restivo’s employment with us, all of the unvested options will immediately vest.

If Mr. Restivo’s employment is terminated as a result of his death or disability, we will pay him his accrued but unpaid base salary and unpaid annual bonus with respect to any completed fiscal year, and a pro-rated portion of any bonus he would have otherwise been entitled for the fiscal year in which the termination occurs.

Mr. Restivo is prohibited under the Employment Agreement from using or disclosing any of our proprietary information, competing with us, hiring any of our employees or consultants and soliciting any of our customers or suppliers to reduce or cease business with us.

Mutual Separation Agreement with Nazzareno Paciotti

On March 28, 2006 we also entered into a Mutual Separation Agreement with Nazzareno Paciotti, who was our Chief Financial Officer from February 2004 until such date, and who was our Chief Executive Officer from February 2004 until March 6, 2006. Pursuant to the Mutual Separation Agreement, the parties mutually agreed to the termination of Mr. Paciotti’s employment with us and to his resignation as a director and officer of GVI Security Solutions, Inc. and its subsidiaries. Mr. Paciotti will be entitled to receive severance payments equal to one year of his annual base salary of $300,000, payable in 12 equal monthly installments. In addition, Mr. Paciotti will continue to receive medical benefits until January 24, 2008. We have also agreed that Mr. Paciotti’s options to purchase an aggregate of 625,000 shares of our Common Stock vest in full and will be exercisable until December 31, 2006. Mr. Paciotti has agreed to release us in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

Amendments to Bylaws

On March 28, 2006, our board of directors adopted Amended and Restated Bylaws. Except as otherwise noted below, our Amended and Restated Bylaws are substantially the same as our Bylaws prior to such amendment.

General. Where provisions of our by-laws previously provided that a specified action may be taken by our President and/or our Chairman of the Board, we have amended the provision so that the relevant action may be taken by either our Chairman of the Board or our Chief Executive Officer.

Stockholder Proposal Procedures. We have added a new Section 2.1(b) to our Bylaws, which establishes advance notice procedures with regard to stockholder proposals eligible to be brought before an annual meeting of stockholders, including stockholder proposals not included in the Company’s proxy statement. In general, notice must be received by our Secretary not less than 120 days prior to the anniversary date of the immediately preceding annual meeting and must contain specified information concerning the matters to be brought before the meeting and the stockholder proposing such matters. In the event that the date of the annual meeting is advanced by more than sixty days or delayed by more than ninety days from such anniversary (or if there was no meeting in the prior year), notice by the stockholder to be timely must be received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 60th day prior to such annual meeting or (ii) the 10th day following the date on which notice of the date of the annual meeting was mailed or public disclosure thereof is made, whichever first occurs.

Stockholder Nomination Procedures. We have also added a new Section 2.1(c) to our Bylaws, which establishes similar advance notice procedures with regard to the nomination, other than by or at the direction of the Board, of candidates for election as directors. Only persons who are nominated by or at the direction of the Board, or by a stockholder who has complied with these procedures, will be eligible for election as directors. In general, notice must be received by our Secretary within the same time as provided under Section 2.1(b) of our bylaws with respect to stockholder proposals. The notice from a stockholder who proposes to nominate a person at a meeting for election as a Director must contain certain information about the proposed nominee, including age, business and residence addresses, principal occupation, the class and number of shares of Common Stock or other capital stock beneficially owned, the consent of the person to be nominated and such other information as would be required to be included in a proxy statement soliciting proxies for the election of the proposed nominee. The notice must also contain certain information about the stockholder making the proposed nomination.

Notice of Special Meetings of the Board of Directors. Section 3.4 of our bylaws has been amended so that (i) notice of special meetings of our board of directors given by mail must be provided at least three days in advance of the meeting instead of at least five days in advance of such meeting, (ii) notice of special meetings of our board of directors given by telex, telecopy, telegraph, cable or overnight courier must be provided to our directors at least 24 hours in advance of the meeting instead of at least three days in advance of the meeting, and (iii) notice of special meetings of our board of directors may in addition be provided by telephone and electronic mail at least 24 hours in advance of the meeting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 1, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 1, 2006.

Item 10. Executive Compensation.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 1, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 1, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 1, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 1, 2006.

Item 12. Certain Relationships and Related Transactions.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 1, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 1, 2006.

Item 13.

Exhibits.

(a) The following documents are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. *
2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among GVI Security Solutions, Inc., Rapor, Inc., and Rapor Acquisition Corp.####
3.1	Certificate of Incorporation and Amendments of GVI Security Solutions, Inc.**
3.2	Amended and Restated By-Laws of GVI Security Solutions, Inc.
3.4	Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of Thinking Tools, Inc.****
4.1‡	2004 Long-Term Stock Incentive Plan #
4.2	Securities Purchase Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.3	Secured Convertible Term Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.4	Common Stock Purchase Warrant, dated May 27, 2004, issued to Laurus Master Fund, Ltd. ##
4.5	Security Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.6	Secured Convertible Minimum Borrowing Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.7	Secured Revolving Note, dated May 27, 2004, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. ##
4.8	Registration Rights Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##
4.9	Master Security Agreement, dated May 27, 2004, by GVI Security Solutions, Inc. and GVI Security, Inc. in favor of Laurus Master Fund, Ltd. ##
4.10	Subsidiary Guarantee, dated May 27, 2004, by GVI Security, Inc. in favor of Laurus Master Fund, Ltd. ##
4.11	Stock Pledge Agreement, dated May 27, 2004, by and among GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##

4.12	Registration Rights Agreement, dated as of February 19, 2004, by and among the Registrant and the stockholders of the Registrant party thereto.*
4.13	Registration Rights Agreement, dated as of July, 2004, by and among the GVI Security Solutions, Inc. and the former stockholders of Rapor.####
4.14	Form of Subscription Agreement for Units purchased by investors in October 2004 Bridge Financing+
4.15	Form of Warrant issued to investors in October 2004 Bridge Financing+
4.16	Security Purchase Agreement, dated as of December 21, 2004, by and among GVI Security Solutions, Inc. and the Purchasers listed on Schedule A thereto.+++
10.1	Distributor Agreement between Samsung Electronics Co., Ltd. and GVI Security, Inc. ***
10.2‡	Executive Employment Agreement, dated as of January 24, 2005, by and between the Registrant and Nazzareno E. Paciotti ++++
10.3‡	Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd. #
10.4	Consulting Agreement, dated as of February 18, 2004, by and between the Registrant and Europa International, Inc. ***
10.5	Commercial Industrial Lease Agreement, effective as of April 1, 2004, between, CSHV Texas Industrial, L.P., as Landlord, and GVI Security, Inc., as Tenant ***
10.6	Settlement Agreement and General Release, dated as of October 13, 2004, between the Registrant, GVI Security, Inc., William A. Teitelbaum and Alarmax Distributors, Inc. ***
10.7	Mutual Separation Agreement, dated as of September 30, 2004, by and among GVI Security, Inc., GVI Security Solutions, Inc. and Thomas Wade. ####
10.8	Alliance Agreement dated May 5, 2005 between GVI Security Solutions, Inc. and SSC, Inc†
10.9‡	GVI Security Solutions, Inc. Nonemployee Directors’ Stock Plan ††
10.10‡	Employment Agreement, dated as of January 31, 2006, between GVI Security Solutions, Inc. and Steven E. Walin †††
10.11‡	Employment Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Joseph Restivo.
10.12‡	Mutual Separation Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Nazzareno Paciotti.
21	Subsidiaries of the Registrant ++++
31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934
32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

*	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 27, 2004.
**
Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 24, 2004.

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

##	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 7, 2004.

###	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 8, 2004.

####	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 19, 2004.

+	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 13, 2004.

++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on November 9, 2004.

+++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 30, 2004.

++++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 33-122314).

†	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 10, 2005.

††	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 24, 2005.

†††	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 21, 2006.

‡	Indicates a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed hereunder will be incorporated by reference to our proxy statement, if filed by May 1, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-KSB prior to May 1, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2006.

GVI SECURITY SOLUTIONS, INC.

By: /s/ Steven Walin
Steven Walin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Walin	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2006
Steven Walin

/s/ Joseph Restivo	Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2006
Joseph Restivo

/s/ Howard Safir	Chairman of the Board of Directors	March 30, 2006
Howard Safir

	Director	March 30, 2006
Richard Berman

/s/ Bruce Galloway	Director	March 30, 2006
Bruce Galloway

/s/John Gutfreund	Director	March 30, 2006
John Gutfreund

/s/ Asa Hutchinson	Director	March 30, 2006
Asa Hutchinson

/s/ Joseph R. Rosetti	Director	March 30, 2006
Joseph R. Rosetti

/s/ Moshe Zarmi	Director	March 30, 2006
Moshe Zarmi

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GVI Security Solutions, Inc.
Carrollton, Texas

We have audited the balance sheet of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a significant reduction in cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey

March 30, 2006

GVI SECURITY SOLUTIONS, INC.
BALANCE SHEET
DECEMBER 31, 2005
($ in thousands, except per share data)

ASSETS
CURRENT ASSETS
Cash and Equivalents	$3,284
Accounts receivable, net of allowance for
doubtful accounts of $246	7,688
Inventory	7,127
Other receivables	491
Prepaid expenses and other assets	426
Refundable income taxes	643
Current assets of discontinued operations	2,850
Total current assets	22,509
PROPERTY AND EQUIPMENT, net	748

OTHER ASSETS
Deferred loan origination fee, net of
accumulated amortization	809
Goodwill	544
Intangibles, net	532
Investment	50
Other	34

TOTAL ASSETS	$25,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$7,035
Debt	2,307
Accrued expenses	1,381
Current liabilities of discontinued operations	70

Total current liabilities	10,793

DEBT, Non-current portion	9,829

TOTAL LIABILITIES	20,622

STOCKHOLDERS' EQUITY

Preferred Stock, Undesignated, $.001 Par Value, 3,000,000
Shares authorized, None Issued Or Outstanding	--
Common stock - $.001 par value; 75,000,000 shares
authorized; 50,258,003 shares issued and outstanding	50
Additional paid-in capital	22,837
Accumulated deficit	(18,283)

Total stockholders' equity	4,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,226

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

($ In thousands, except income (loss) per share data)

	2005	2004
INCOME
Net sales	$41,166	$36,182

COST OF GOODS SOLD	33,513	30,331

Gross profit	7,653	5,851

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	16,841	14,526

Loss from operations	(9,188)	(8,675)

INTEREST EXPENSE	1,266	691
OTHER	200	156

Loss from continuing operations	(10,654)	(9,522)

INCOME TAX EXPENSE (BENEFIT)
Current tax provision	83	(1,320)
Deferred tax (benefit)	--	212

Total income tax expense (benefit)	83	(1,108)
(Loss) or Income from discontinued operations, net of taxes	(2,283)	1,236
Net loss	$(13,020)	$(7,178)

Basic and diluted income (loss) per share:
Continuing operations	$(0.21)	$(0.28)
Discontinued operations	$(0.05)	$0.04
Net loss per share (basic and diluted)	$(0.26)	$(0.24)

Shares Used in Calculation of Net Income (Loss)
Per share

Basic & Diluted	50,127	30,135

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Preferred A		Preferred B			Preferred D		Preferred E		Additional	Retained
												Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2003
(Predecessor Business)	--	--								1,000,000	1,000	574,000	1,914,895	2,489,895
Thinking Tools
Capitalization	157,032	157	1,148,799	1,149	200		--	10,000	10			20,789,166	(22,611,032)	(1,820,550)
Eliminate Thinking Tools
to Recapitalize GVI												(21,094,042)	22,611,034	1,516,992
Conversion to Common	44,185	44	(1,148,799)	(1,149)								1,105
Conversion to Common	1,187,983	1,188						(10,000)	(10)			(1,178)
Conversion to Common	28,214,587	28,215								(1,000,000)	(1,000)	(27,215)
Warrants issued												212,235		212,235
Shares issued	650,000	650										155,350		156,000
Acquisition of Rapor	2,805,858	2,806										670,600		673,406
Private Placement	22,619,968	22,620										31,454,237		31,476,857
Stock Repurchase	(6,666,667)	(6,667)										(9,993,333)		(10,000,000)
Net loss													(7,177,712)	(7,177,712)

Balance, December 31, 2004	49,012,946	49,013	--	$--	200		$--	--	$--	--	$--	22,740,925	(5,262,815)	$17,527,123
Laurus Principal Payment
Conversion	35,000	35										66,815		66,850
Conversion Series B Preferred
To common	3				(200)
Restricted Stock issued to
Directors	132,210	132										29,868		30,000
Stock options exercise	1,975,020	1,975										627,069		629,044
Stock exchanged for options	(897,176)	(897)										(628,147)		(629,044)
Net loss													(13,019,974)	(13,019,974)

Balance, December 31, 2005	$50,258,003	$50,258	--	$--	--	$	-- --	--	$--	--	$--	$22,836,530	$(18,282,789)	$4,603,999

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
($ In thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,020)	$(7,178)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	2,283	(1,236)
Depreciation and amortization from
continuing operations	1,148	846
Amortization of deferred loan origination
fees & intangibles	600	312
Deferred tax liability	--	213
Compensation costs for stock and warrants
Issued	30	189
Write down of investment	200

Increase (decrease) in cash flows due to changes
in operating assets and liabilities:
Accounts receivable	734	(1,894)
Inventory	2,419	(2,215)
Other receivables	911	38
Prepaid expenses and other assets	(131)	161
Accounts payable	(3,712)	4,964
Accrued expenses	(512)	822
Other	--	(34)
Refundable income taxes/Federal income taxes payable	--	(1,099)

Net cash used in operating activities from continuing operations	(9,050)	(6,111)

Net cash (used in) provided by operating activities of discontinued operations	(1,986)	155

Net cash used in operating activities	(11,036)	(5,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(430)	(1,420)
Purchase of Rapor assets	--	(288)
Purchase of investment	--	(250)
Net cash used in investing activities	(430)	(1,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement proceeds	--	31,476
Proceeds from loan/line of credit	30,049	17,580
Repayments of loan/line of credit	(28,527)	(10,905)
Repayments of prior lines of credit	--	(5,304)
Repayments of capital lease	(170)	--
Restricted cash	--	(10,000)
Loan origination fees	--	(1,604)
Net cash provided by financing activities	1,352	21,243

Net increase (decrease) in cash	(10,114)	13,329

CASH, BEGINNING OF YEAR	13,398	69

CASH, END OF YEAR	$3,284	$13,398

SUPPLEMENTARY INFORMATION TO
STATEMENT OF CASH FLOWS:

Cash paid for interest	$429	$356

Cash paid for taxes	$110	$468

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Liabilities assumed in acquisition and Recapitalization	$--	$1,821
Capital lease equipment acquisitions	--	501
Conversion of related party note and loan and accrued interest	--	1,517
Loan origination fee compensation cost for warrant issued	--	112
Rapor assets net of liabilities assumed	--	741
Stock Repurchase Obligation	--	10,000

The Notes to Financial Statements are an integral part of these statements.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GVI Security Solutions, Inc. (the “Company” and/or “GVI”) was incorporated in August 1996 as Thinking Tools, Inc. and was originally engaged in the software development business. From December 18, 2000 until February 20, 2004, Thinking Tools, Inc. had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, Thinking Tools, Inc. acquired all of the stock of GVI Security, Inc. in a merger, and the business of GVI Security, Inc. became the business of Thinking Tools, Inc. For accounting purposes, because the Company had become a shell company, GVI Security, Inc. was treated as the acquiror in the merger, which was treated as a recapitalization of GVI Security, Inc., and the pre-merger financial statements of GVI Security, Inc. became the Company’s historical financial statements. The 2003 stockholders’ equity of the Company was retroactively restated for the equivalent number of shares of Thinking Tools, Inc. received by GVI Security, Inc. in the reverse merger, with the difference between the par value of Thinking Tools, Inc. preferred stock and GVI Security, Inc.’s common stock recorded as paid in capital. In the merger 230,000 shares of GVI Security, Inc.’s Common Stock was converted to 1,000,000 shares of Thinking Tools, Inc. Series E Preferred Stock. The Series E Preferred Stock was initially convertible into 1,833,947,909 shares of Thinking Tools, Inc. common stock, and ultimately converted into 28,214,587 shares of common stock of the Company as a result of the one-for-65 reverse split effected on April 12, 2004, on which date Thinking Tools, Inc. changed its name to GVI Security Solutions, Inc. See also Note 14.

GVI is a provider of video surveillance and security solutions incorporating a line of video surveillance, access control and detection systems to the homeland security, professional and business-to-business market segments. GVI’s business previously included the distribution of security products to the retail market. These operations were discontinued during 2005. (See Note 3 below) GVI provides a combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), access control, Rapid Access Portals, software systems and networking products for both government agencies and the private sector. During the years ended December 31, 2005 and 2004, sales in North America comprised 81% and 86% of total sales, respectively, and international sales comprised 19% and 14% of total sales, respectively.

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

Going Concern Considerations

The accompanying financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2005 and 2004, the Company experienced, and continues to experience, negative cash flow and operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to  monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance.

The Company’s operating results in 2006 will be dependent upon its ability to continue to provide quality products and services in sufficient volume at attractive prices and maintain customer loyalty. Management believes that the Company has sufficient cash reserves to meet its funding needs for 2006. However, in order to reduce its cash utilization, the Company may implement measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

At December 31, 2005, the Company had cash and cash equivalents of approximately $3.3 million, working capital of approximately $11.7 million, an outstanding balance of $3.3 million under the Laurus Term Loan, and outstanding accounts receivable loans from Laurus of approximately $8.5 million, with no additional borrowing availability under such facility.

Depending upon the Company’s ability to increase the its revenues, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and management’s ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. (in 2004 for the period December 1, 2004 through December 31, 2004). All material inter-company transactions, balances and profits have been eliminated.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and short-term investments - The carrying amount approximates fair value because of the short maturity of those instruments.

•
Long-term debt - Based on the borrowing rates currently available to the Corporation for bank loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value shown on our balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as defined at December 31, 2005 or 2004.

Accounts Receivable

Trade receivables are presented on the balance sheet as outstanding principal adjusted for any charge offs. The Company maintains an allowance for doubtful receivables based on previous loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery. The allowance for doubtful accounts at December 31, 2005 was approximately $246,000.

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

Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets “ effective January 1, 2005.  When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Goodwill and Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) effective January 1, 2005.  SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement.  As prescribed under SFAS 142, the Company had an evaluation done of its goodwill and intangible assets, which was performed by an independent third party.  The Company tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142 and it was determined by the Company that there was no impairment at December 31, 2005.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are provided for on straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When assets are fully depreciated, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is credited or charged to income.

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

GVI SECURITY SOLUTIONS, INC.

 Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Our primary source of revenue is from sales of our products. Sales are recognized when revenue is realized and has been earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive. For those incentives that require the estimate of sales volume or redemption rates, such as for volume rebates, we use historical experience and internal and customer data to estimate the sales incentives at the time revenue is recognized.

We allow customers to return defective products when they meet certain established criteria as outlined in our trade terms. We regularly review and revise, when deemed necessary, our estimates of sales returns based primarily on actual returns. We record estimates sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by us in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time the revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustment to the sales incentive accruals would be recorded.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of goods sold. Shipping and handling costs related to purchases are included in the cost of inventory, and charged to cost of goods sold when sold to customers.

Gross Profit

Calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization.

Income Taxes

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

Net Income (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Due to the Company's losses from continuing operations in 2005 and 2004, all convertible securities, options and warrants at December 31, 2005 and 2004 are anti-dilutive; hence both basic and diluted loss per share for those years are computed based on the weighted average number of shares of common stock outstanding during those periods.

Accrued Expenses

Accrued expenses at December 31, 2005 ($ in thousands):

Accrued wages, commissions, and related payroll taxes	$464
Inventory - received not invoiced	200
Legal and professional fees	121
Sales Tax Payable	183
Other expenses	413
$1,381

Stock Based-Compensation

In December 2002, the Financial Accounting Standards Board Issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation using Accounting Principles Board (APB) Option No. 25, "Accounting for Stock Issued to Employees" and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The exercise price of options granted under the stock option plan (Note 10) is equal to or less than the market price of the underlying stock on the date of grant. Therefore, no compensation cost was recorded under APB No. 25.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. During 2005 and 2004, the Company recorded $30,000 and $189,000, respectively, of such related expenses.

If the Company had determined compensation cost for stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, proforma net income for the years ended December 31, 2005 and 2004 would have been as follows:

GVI SECURITY SOLUTIONS, INC.

 Notes to the Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

($ in thousands, except per share amounts)
	2005	2004
Net Income (Loss), as reported	$(13,020)	$(7,178)
Stock-based employee compensation expense, net of related tax effects	(188)	(104)

Net Income (Loss), pro forma	$(13,208)	$(7,282)

Net income (loss) per share:
Basic as reported	$(0.26)	$(0.24)
Basic pro forma	$(0.26)	$(0.24)
Diluted as reported	$(0.26)	$(0.24)
Diluted pro forma	$(0.26)	$(0.24)

The weighted average fair value of options granted during both 2005 and 2004 was $0.01. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Risk free rate of return	3.5%	3.5%
Option lives in years	3.0	3.0
Annual volatility of stock price	74%	74%
Dividend yield	--%	--%

Advertising

Advertising costs are expensed as incurred. Some advertising costs, which included various promotional incentives and trade show participation, for the years ended December 31, 2005 and 2004 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation.

NOTE 2 ~ PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 ($ in thousands):

	Useful Lives In Years
Furniture and fixtures	5-7	$517
Office and warehouse equipment	2-7	245
Leasehold improvements	2-7	163
Computer equipment and software	3-5	662
Demo and sample equipment	1-2	970
Subtotal Less: accumulated depreciation		2,555 1,809
		$748

NOTE 3 ~ DISCONTINUED OPERATIONS

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. The Company expects to complete the disposition of all related assets and liabilities by the end of 2006. In connection with the discontinuance of the Retail Channel business for the year ended December 31, 2005, the Company wrote down assets identified with the retail business by approximately $1.4 million, net of applicable tax benefit, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the assets and liabilities of the discontinued operations.

GVI SECURITY SOLUTIONS, INC.

 Notes to the Financial Statements

NOTE 3 ~ DISCONTINUED OPERATIONS, continued

Net sales for the discontinued Retail Channel business for the year ended December 31, 2005 were approximately $13.8 million compared to net sales of approximately $30.0 million for the year ended December 31, 2004. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

At December 31, 2005, the Net Assets of discontinued operations as presented in the accompanying Balance Sheet are as follows:

($ in thousands)
Accounts receivable, net	$1,366
Inventory	3,397
Inventory reserve	(1,913)
Net assets	$2,850
Liabilities	(70)
Net assets of discontinued operations	$2,780

NOTE 4 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At December 31, 2005, $3.3 million in principal was outstanding under the Term Loan and $8.5 million in principal was outstanding under the accounts receivable facility. The Company has recorded the fair value of the warrants issued as deferred loan origination fees.

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

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 4 ~ CREDIT FACILITIES, continued

Period Principal Amount

January 2005 through May 2006	$150,000 per month

June 2006 through April 2007	$190,000 per month

May 2007	$435,000

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

Subject to monthly adjustments as set forth below, borrowings under the receivable facility bear interest at a rate per annum equal to the prime rate plus two percent. In addition, the interest rate under the receivable facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. If the market price of the Common Stock exceeds the fixed conversion price at the end of a month, the interest rate under the receivable facility will be reset to equal the prime rate minus two percent. The receivable facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the receivable facility were convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December, 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, the Company may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million).  Eligible accounts are generally gross accounts receivables less foreign receivables and domestic receivables, over 90 days from invoice date.  Eligible inventory is substantially all finished goods inventory.

The loan documents with Laurus required the Company’s Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines, the Company issued Laurus additional seven-year warrants to purchase an aggregate of 400,000 shares of Common Stock at a price of $3.50 per share. The fair value of these warrants at date of issue was expensed. The Company’s Common Stock began being quoted on the NASD Over the Counter Bulletin Board on December 13, 2004.

Loan Origination Fees

The loan origination and finders fees of $1.8 million for the Laurus loans and line of credit were capitalized and will be amortized to interest expense over three years. Included in loan origination fees is compensation of $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the company's common stock.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 4 ~ CREDIT FACILITIES, continued

Capitalized Leases

There are four capital leases for a trade show booth, warehouse racking, and 2 office furniture leases that have a total value of $519,000. These leases will be paid over terms ranging from 24 to 60 months and will be amortized to interest expense over the term of the leases.

Amortization Table: ($ in thousands)

	2006	2007	2008	2009
Capital Leases	$118	$77	$51	$12

NOTE 5 ~ INCOME TAXES

The current tax provision consists of the following ($ in thousands):
	2005		2004
Federal
Current	$		$	$ (647)
Deferred		--		212
State, current		83		22
		$83		$(413)

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows ($ in thousands):

2005
Current deferred taxes
Accounts receivable allowances	$352
Other	28
Inventory reserve	979
Uniform capitalization of inventory costs	98
Net operating loss carry-forward	5,169
6,626
Noncurrent deferred tax liabilities
Property and equipment	(84)
Non Cash compensation	33
(51)
Less: Deferred tax valuation allowance	6,575
Net	$--

The Company's effective tax rate differs from the expected federal income tax rate as follows ($ in thousands):

	2005	2004

Income tax at statutory rates (34%)	$(4,397)		$(2,581)
State income tax expense - net of federal benefit	55		15
Change in deferred tax valuation allowance	4,425		2,150
Other	--		3

Income tax (benefit) provision	$83	$	$ (413)

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 5 ~ INCOME TAXES, continued

At December 31, 2005, the Company has a net operating loss carry-forward of approximately $15.2 million expiring 2025. A full valuation allowance has been provided against the deferred tax assets. The valuation allowance reflects management’s assessment of the uncertainty of the Company’s ability to utilize the deferred tax benefits in the future.

NOTE 6 ~ 401(K) PLAN

The Company has a 401(k) profit-sharing plan covering all of its eligible employees. The Plan provides for annual discretionary employer and employee contributions. Amounts accrued but not funded for the periods ended December 31, 2005 and 2004 were $0 and $90,000, respectively.

NOTE 7 ~ COMMITMENTS AND CONTINGENCIES

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on September 30, 2009. Under the terms of the lease, the Company paid no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease; the effects of which have been accrued.

The minimum annual rentals under the non-cancelable lease are as follows ($ in thousands):

For the years ended December 31,
2006	$308
2007	308
2008	308
2009	258
$1,182

Rent expense amounted to $520,000 and $371,000 for the periods ended December 31, 2005 and 2004, respectively.

Termination Agreement with Nazzareno E. Paciotti

In October 2005, the Board of Directors authorized the hiring of Steven Walin to replace Mr. Paciotti as Chief Executive Officer of the Company.  On March 28, 2006, the Company and Nazzareno E. Paciotti entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Paciotti’s employment with the Company and to his resignation as a director and officer of the Company and its subsidaries. Under the terms of the Mutual Separation Agreement, Mr. Paciotti will receive severance payments equal to one year of his annual base salary of $300,000 payable over 12 months. In addition, under the separation agreement, Mr. Paciotti is entitled to continue to receive medical benefits through January 24, 2008. At December 31, 2005, approximately $335,000 has been accrued for this obligation. The Company also agreed that Mr. Paciotti’s options to purchase 625,000 shares of Common Stock would vest in full and be exercisable in full until December 31, 2006. There is no effect on earnings for this acceleration. Mr. Paciotti agreed to release the Company in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 7 ~ COMMITMENTS AND CONTINGENCIES, continued

Sales Tax

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company estimates that any liability it may have for sales taxes would not have a material effect on its financial condition or results of operations.

NOTE 8 ~ CONCENTRATIONS OF RISK

Samsung Electronics Exclusive Product Distribution Agreement

The Company was party to a product distribution agreement with Samsung that gave the Company the exclusive right to sell Samsung products in the professional channel and the exclusive right to sell Samsung products in the retail channel to a major national retailer. The exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its agreement with the Company in January 2006 as a result of the Company’s failure to achieve minimum purchase requirements required under the distribution agreement. However, the Company expects to continue to sell Samsung products in the professional channel, albeit on a non-exclusive basis. In addition, as before, the Company will continue to distribute to the professional channel security products manufactured by manufactures other than Samsung. The account caption on the Company’s balance sheet "other receivables" is comprised primarily of commissions and other amounts due from Samsung under the terminated distribution agreement or current operating practice. For the years ended December 31, 2005 and 2004, the Company purchased approximately $28 million and $39 million, respectively, of security products from Samsung. See also Note 3.

Major Customer

The Company had one major customer that is a purchasing entity for a major national retailer. Approximately 27% and 44% of the Company's sales for the years ended December 31, 2005 and 2004, respectively, were from that customer and none of the Company's accounts receivable at December 31, 2005, were due from the customer. Pursuant to a written agreement, this customer purchases products from the Company at an initial price equal to 108% of the base cost to the Company, subject to downward adjustment if the customer’s gross margins fall below certain specified levels. The Company is responsible for all warranty obligations with respect to these products. In connection with entering this agreement, the Company agreed to issue this customer warrants to purchase 3,000,000 shares of common stock at a price of $1.50 per share, and to issue the customer up to an additional 3,000,000 shares of common stock upon attaining certain goals provided for in the agreement. In January 2006, 712,500 shares of Common Stock were issued to this customer for attaining certain of those goals. Due to the termination of its Samsung distributor agreement and the discontinuance of its retail business, the Company does not expect any sales to this major customer in 2006. See also Note 3.

Cash and Credit Risk Concentration

The Company maintains accounts in a financial institution and at times the balances may be in excess of the FDIC insurance limit. Collected balances are invested in overnight repurchase agreements. The Company periodically evaluates this financial institution and does not believe it is exposed to undue risk of loss. At December 31, 2005, approximately $2,153,000 and $1,439,000 respectively, of the Company's accounts receivable were due from two particular customers. The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 9 ~ RELATED PARTY TRANSACTIONS

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

Termination Agreement with Thomas Wade

On October 19, 2004, the Company, GVI Security Inc. and Thomas Wade, at that time the beneficial holder of approximately 14% of Common Stock and the President of the Company’s subsidiary, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with the subsidiary. In accordance with Mr. Wade’s employment agreement, Mr. Wade received severance payments equal to one year of his annual base salary of $350,000. In addition, under the separation agreement, Mr. Wade was entitled to continue to receive a car allowance of $800 per month, an unaccounted for expense reimbursement of $1,200 per month, and medical benefits, for a period of one year. At December 31, 2004, approximately $281,000 for the remaining obligation was included in accrued expenses. The Company also agreed that Mr. Wade’s options to purchase 1,975,020 shares of our Common Stock would vest in full. There was no effect on earnings for this acceleration. Mr. Wade agreed to release the Company in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

In the normal course of business, the Company previously conducted certain transactions with a company owned by William Teitelbaum, a principal stockholder. During the years ended December 31, 2005 and 2004, the Company made sales of $0 and $3,587, respectively, to this company. At December 31, 2005, no amounts were due from this company. Also see Note 6 concerning settlement agreement with William Teitelbaum.

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

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 10 ~ LITIGATION

The Company is a party to disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

NOTE 11 ~ STOCK OPTIONS

On July 22, 2003, the predecessor company, GVI Security, Inc., adopted the GVI Security, Inc. 2003 Stock Incentive Plan and granted options to purchase 23,000 shares of common stock of GVI Security, Inc. under that plan. As a result of Merger, and after giving effect to the 1-for-65 reverse stock split which occurred in April 2004, the options for 23,000 shares of GVI Security Inc. stock were converted to options to purchase 2,821,452 shares of Common Stock of the Company at a price of $.3185 per share. In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 5,939,913 shares of Common Stock (after giving effect to the Reverse Stock Split) for issuance thereunder.

In addition, in February 2004, the Company granted options for common stock exercisable under the plan of 2,675,000 at $2.60 per share (post-reverse stock split).

In January 2005, the Company granted options for common stock exercisable under the 2004 Long-Term Stock Plan of 837,500 at $1.50 per share.

In July 2005, the Company granted to certain employees and consultants options of 580,000 shares of Common Stock exercisable at $.85 per share. These options were not granted under a plan.

At December 31, 2004 and 2005, the Company had stock-based employee compensation plans, which are described more fully above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of the status of the Company's stock options as of December 31, 2005 and 2004, and the changes during the years ended December 31, 2005 and 2004, are presented below:

	Number of Shares	Range of Exercise Prices
Outstanding at January 1, 2004	2,837,189	$0.32-65.00
Granted	2,675,000	$2.60-2.60
Exercised	--	$--
Forfeited	(276,320)	$0.32-65.00
Outstanding at December 31, 2004	5,235,869	$0.32-65.00
Granted	1,417,500	$0.85-1.50
Exercised	(1,975,020)	$0.32-0.32
Forfeited	(441,475)	$0.32-2.60
Outstanding at December 31, 2005	4,236,874	$0.32-65.00

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 11 ~ STOCK OPTIONS

Weighted-average fair value of options remaining exercisable at December 31, 2005	$ 0.01

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Outstanding Options		Exercisable Options
Exercise Prices	Number Outstanding At December 31, 2005	Weighted average Remaining Contractual Life	Number Outstanding at December 31, 2005

$0.32	749,522	7.6 years	562,142
2.60	2,062,500	8.1 years	1,150,000
1.50	837,500	9.0 years	279,166
.85	580,000	8.4 years	142,500
Over $32.00	15,737	3.7 years	15,737
	4,245,259		2,149,545

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

NOTE 12 - Warrants

Summary of outstanding warrants at December 31, 2005:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price
Laurus Master Fund	1,340,000	5.5	$3.50
Laurus Finder’s Fee	94,000	5.5	$3.50
Vendor	3,000,000	4.2	$1.50
Rapor shareholders	1,353,925	6.0	$3.04
Oct. 2004 bridge financing	766,665	4.0	$1.50
Other	13,743	1.0	$7.80 - $69.55

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 13 ~ INVESTMENT IN DIGITAL HORIZONS SOLUTIONS, LLC (formerly Bio-AccessID, LLC)

On January 20, 2004, pursuant to a Membership Purchase Agreement by and among John Carter, Ronald DeBerry, GVI Security Solutions, Inc., and Digital Horizons Solutions, LLC (formerly Bio-AccessID, LLC)
("Digital Horizons"), the Company purchased a 5% membership interest in Bio-Access for $250,000. In December 2005 the Company determined the value of this investment had been significantly impaired and wrote down the carrying value to $50,000. As part of the agreement, the Company had the right to acquire up to an additional 21% of Bio-Access over a three-year period after certain agreed-upon purchase goals have been attained for a purchase price of up to an additional $750,030.  As a result of the amount of the Company’s purchases from Digital Horizons, the Company’s option to acquire additional interest has decreased from 21% to 19%.

NOTE 14 ~ RECAPITALIZATION

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

GVI SECURITY SOLUTIONS, INC.

Notes to the Financial Statements

NOTE 14 ~ RECAPITALIZATION, continued

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

NOTE 15 ~ NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment (Statement 123 (R) ).  This Statement requires that the costs of employee share based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  Statement 123 (R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.  Statement 123 (R) allows for two alternative transition methods.  The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R).  The second method is the modified retrospective application, which requires that the Company restates prior period financial statements.  The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.  The Company has determined that it will adopt the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123 (R).