Form 10KSB/A
period 2005-12-31
GVI SECURITY SOLUTIONS INC
filed 2006-04-27
CIK 1021444

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    ☐

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

PART III

Item 9.  Directors and Executive Officers of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Howard Safir	63	Chairman of the Board of Directors
Steven E. Walin	50	Chief Executive Officer and Director
Joseph Restivo	52	Chief Financial Officer
Richard J. Berman	63	Director
Bruce Galloway	48	Director
John H. Gutfreund	76	Director
Asa Hutchinson	55	Director
Joseph R. Rosetti	72	Director
Moshe Zarmi	68	Director

HOWARD SAFIR has served as Chairman of our Board of Directors since February 2004. Since December 2001, Mr. Safir has been Chairman and Chief Executive Officer of SafirRosetti, an investigative and security firm. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (DEA). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. In 1994, Mr. Safir became New York City's 29th Fire Commissioner. Mr. Safir is currently a director of Verint Systems, Inc. and BlastGard International, Inc.

STEVEN WALIN has been our Chief Executive Officer since March 6, 2006, and has served as director of ours since March 28, 2006. Mr. Walin has over 20 years of experience in the security industry. Most recently, from April 2003 until his appointment as our Chief Executive Officer, Mr. Walin served as the President of GE Security Enterprise Solutions, a division of General Electric Company that provides security solutions, including video monitoring, intrusion and access control systems. Prior to his employment with GE, from July 2001, Mr. Walin served as the Senior Vice President - North America Security for the Security Systems Division of Siemens Building Technologies. Prior to that, Mr. Walin had been the President and Chief Operating Officer of Securities Technology Group, Inc. until it was acquired by Siemens in July 2001.

JOSEPH RESTIVO has been our Chief Financial Officer since March 2006. Prior to his employment with us, since January 2003, Mr. Restivo was an independent business consultant providing services in the areas of financial and business planning, turnaround assistance and operational management support. Prior to that time, from January 2000 until January 2002, Mr. Restivo served as the Vice President, North American Services and Business Development, for the Security Systems Division of Siemens Building Technologies. In addition, from 1990 until 1999, Mr. Restivo held numerous positions, including Chief Financial Officer and Chief Operating Officer, during his employment with Casi-Rusco (subsequently acquired by General Electric), a developer and manufacturer of large-scale access control systems.

RICHARD J. BERMAN has served as one of our directors since February 2004. Mr. Berman’s business career spans over thirty-five years of venture capital, management and mergers and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or chairman of about a dozen public and private companies. He is currently Chief Executive Officer of NexMed, Inc., a drug developer; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the web. In addition to serving on our board of directors, Mr. Berman serves on the boards of directors of the following public companies: Dyadic International, Inc., Internet Commerce Corporation, International Microcomputer Software, Inc., MediaBay, Inc., NexMed, Inc., National Investment Managers, Inc., Nayna Networks, Inc., and Advaxis, Inc. Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments.

BRUCE GALLOWAY has served as one of our directors since February 2004. Mr. Galloway is currently a managing director of Arcadia Securities, LLC, an NASD registered broker-dealer based in New York City. Mr. Galloway is also a managing member of Galloway Capital Management, LLC. Prior to joining Arcadia, Mr. Galloway was a managing director and head of the Galloway Division of Burnham Securities, Inc., an investment bank and NASD Broker/Dealer based in New York. Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a Senior Vice President at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York. Mr. Galloway is currently the Chairman of Command Security Corp. and International Microcomputer, Inc., as well as a director of Forward Industries, Inc., DataMetrics Corporation, and Waiter.com, Inc.

JOHN H. GUTFREUND has served as one of our directors since July 2005. Mr. Gutfreund has been a Senior Advisor at C.E. Unterberg, Towbin LLC (“CEUT”) since January 2002, and the President of Gutfreund & Co., Inc. a financial consulting company, since 1993. CEUT supplies capital and financial advice to companies in the technology, healthcare and global security industries. Its services include public offerings, direct investments, mergers and acquisitions and private placements. Formerly, Mr. Gutfreund was with Salomon Brothers for over 38 years, including as its Chairman of the Board and Chief Executive Officer from 1981 until 1991. He is a former Vice Chairman of the New York Stock Exchange and a past member of the Board of Directors for the Securities Industry Association. Mr. Gutfreund is a director of Montefiore Medical Center, New York City, and a member of its Executive, Finance, Investment and Real Estate Committees; a member of the Council on Foreign Relations; a lifetime member of the Board of Trustees of the New York Public Library and of the Astor, Lenox and Tilden Foundations; an honorary trustee of Oberlin (Ohio) College; Trustee, Aperture Foundation; and a director of Compudyne Corporation, LCA-Vision Inc., Evercel, Inc., Maxicare Health Plans, Inc. and Nutrition 21, Inc.

ASA HUTCHINSON has served as one of our directors since July 2005. Mr. Hutchinson has been a principal of Hutchinson Group, LLC, a consulting firm, since its founding in January 2005, and was a partner in the Washington, D.C. law firm Venable LLP, and the chair of its Homeland Security Group from March 2005 until March 2006. Mr. Hutchinson was confirmed by the U.S. Senate as Under Secretary for Border and Transportation Security at the Department of Homeland Security in January 2003, shortly after the department was created, and held that position until January 2005. From August 2001 until January 2003, Mr. Hutchinson was a Director of the U.S. Drug Enforcement Administration. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, he was responsible for more than 110,000 federal employees housed in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforcement Training Center. Prior to his work with the Department of Homeland Security, Mr. Hutchinson was elected three times to the U.S. House of Representatives, where he served on the Judiciary and Intelligence committees, before leading the Drug Enforcement Administration. He began his career by practicing law in Arkansas, where he tried over 100 jury trials over 21 years. Mr. Hutchinson is also a director of Saflink Corporation, a provider of biometric security and smart card solutions.

JOSEPH R. ROSETTI has served as one of our directors since February 2004. Since December 2001, Mr. Rosetti has served as the President of SafirRosetti, an investigative and security firm. From 1987 to 2000, Mr. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From October 2000 to November 2001, Mr. Rosetti was a Senior Vice President at IPSA International, Inc., a provider of investigative and security consulting services. From 1971 to 1987 he was the Director of Worldwide Security for IBM. Mr. Rosetti held government positions prior to joining IBM in the U.S. Internal Revenue Service and the U.S. Department of Justice and was the Chief Accountant for Marriott Mr. Rosetti is also the Chairman and a director of MediaBay, Inc., a retailer of spoken audio and nostalgia products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments furnished to the Company by such persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that, with the exception of the late filing of a Form 3 by our directors Asa Hutchinson and John Gutfreund, all reporting requirements under Section 16(a) for the 2005 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth for the periods indicated the compensation we and our subsidiaries paid to Nazzareno E. Paciotti, our former Chief Executive Officer and Chief Financial Officer, who was our only executive officer during 2005. Mr. Paciotti is no longer employed by us. We had no employees and did not pay any compensation in the fiscal year ended December 31, 2003. For information about the compensation we paid to an entity controlled by Howard Safir, our Chairman of the Board, see “Chairman Compensation.”

		Annual Compensation		Long-Term Compensation
Name and Principal Positions	Year	Salary ($)		Securities Underlying Options
Nazzareno E. Paciotti	2005	$263,461		375,000
Former Chief Executive Officer and Chief Financial Officer	2004	$174,247	(1)	250,000

(1)	Represents salary from February 17, 2004 through December 31, 2004. Mr. Paciotti’s annual base salary during 2004 was $200,000.

Option Grants in Fiscal 2054

The following table summarizes stock options that were granted to the above named executive officers during 2005. For information about stock options granted to Howard Safir, our Chairman of the Board, see “Other Board Compensation.”

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date
Nazzareno E. Paciotti	375,000	44.9%	$1.50	12/31/2006 (1)

(1)	Mr. Paciotti’s employment with us was terminated pursuant to a Mutual Separation Agreement entered into on March 28, 2006, which provides that these options expire December 31, 2006.

Aggregated Option Exercises in Fiscal 2005 and FY-End Option Values

The following table contains information about options exercised by our named executive officers during 2005 and the option values as of December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Nazzareno E. Paciotti	__	__	250,000/375,000	$0/$0

_______________

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Chief Executive Officer

We have entered into an Employment Agreement, dated as of February 9, 2006, with Steven Walin, our Chief Executive Officer. The Employment Agreement is for a three-year term of employment which commenced March 6, 2006. Pursuant to the Employment Agreement, Mr. Walin is entitled to receive:

•	An annual base salary of $375,000.

•	A signing bonus of $100,000, half of which was payable on the date he commenced his employment with us, and half of which will be payable on July 1, 2006.

•
An annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors, provided that the 50% bonus will be guaranteed with respect to the first nine-month period of Mr. Walin’s employment with us.

•
A 10-year option to purchase 3 million shares of our common stock.  The exercise price per share with respect to the first 1,000,000 shares under this option (“Tranche One”) equals $.30, the closing price of our common stock on the day before the commencement of Mr. Walin’s employment with us, the exercise price per share with respect to another 1,000,000 shares under this option (“Tranche Two”) equals $.52, and the exercise price for the final 1,000,000 shares under this option (“Tranche Three”) equals $.80. All of the Tranche One option shares, and 50% of each of the Tranche Two and Tranche Three option shares will be immediately exercisable, and an additional 25% of the Tranche Two and Three option shares will become exercisable on each of the first and second anniversaries of the commencement of Mr. Walin’s employment with us, provided he is then employed by us.

•
A second 10-year option to purchase 5% of the number of shares of common stock sold by us in the next offering of our securities completed within two years of the commencement of Mr. Walin’s employment with us. The exercise price for this option will equal the greater of $.30 and the closing price of our common stock on the day before the date this option is granted. Fifty percent of the shares under this option will be immediately exercisable and an additional 25% of such shares will become exercisable on each of the first and second anniversaries of the grant of the option, provided Mr. Walin is then employed by us.

In addition, pursuant to the Employment Agreement, in the event that Mr. Walin’s employment is terminated by us without “Cause” or by Mr. Walin for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Walin will be entitled to:

•	payment of all accrued but unpaid base salary, his signing bonus (to the extent then unpaid), and unpaid annual bonus with respect to any completed fiscal year;

•
payment of his base salary and continued medical benefits for 12 months; provided, that if such termination occurs after a “Change in Control” Mr. Walin will instead be entitled to a payment equal to 200% of his base salary and continued medical benefits for 24 months;

•	pro-rated bonus for the year in which the termination occurs, payable following such fiscal year to the extent he would have otherwise been entitled to such bonus; and

•
provided at least six months has expired since the last vesting of an option grant, a pro rata vesting of his option shares which are scheduled to vest on the next vesting date; provided, that if such termination occurs after a “Change in Control” or after the first anniversary of Mr. Walin’s employment with us, all of the unvested options will immediately vest.

If Mr. Walin’s employment is terminated as a result of his death or disability, we will pay him his accrued but unpaid base salary, unpaid signing bonus, and unpaid annual bonus with respect to any completed fiscal year, and a pro-rated portion of any bonus he would have otherwise been entitled for the fiscal year in which the termination occurs.

Mr. Walin is prohibited under the Employment Agreement from using or disclosing any of our proprietary information, competing with us, hiring any of our employees or consultants and soliciting any of our customers or suppliers to reduce or cease business with us.

Employment Agreement with Chief Financial Officer

We have entered into an Employment Agreement, dated as of March 28, 2006, with Joseph Restivo, our Chief Financial Officer. The Employment Agreement is for a three-year term and provides Mr. Restivo with:

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

Separation Agreement with Nazzareno Paciotti

On March 28, 2006 we also entered into a Mutual Separation Agreement with Nazzareno Paciotti, who was our Chief Financial Officer from February 2004 until such date, and who was our Chief Executive Officer from February 2004 until March 6, 2006. Pursuant to the Mutual Separation Agreement, the parties mutually agreed to the termination of Mr. Paciotti’s employment with us and to his resignation as a director and officer of GVI Security Solutions, Inc. and its subsidiaries. Mr. Paciotti is entitled to receive severance payments equal to one year of his annual base salary of $300,000, payable in 12 equal monthly installments. In addition, Mr. Paciotti will continue to receive medical benefits until January 24, 2008. We have also agreed that Mr. Paciotti’s options to purchase an aggregate of 625,000 shares of our Common Stock vest in full and will be exercisable until December 31, 2006. Mr. Paciotti has agreed to release us in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

Director Compensation

Non-employee Directors

For their service on our board, our non-employee directors receive a monthly payment of $2,000 in cash and, as of the 15th day of each month pursuant to our Non-Employee Nonemployee Directors’ Stock Plan, an award of shares of our Common Stock with an aggregate fair market value of $1,000. For the purposes of these compensation arrangements, Howard Safir, our Chairman of the Board, is deemed not to be a non-employee director of the Company. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

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

Other Board Compensation

On February 17, 2004, each of our Directors was granted a stock option under our 2004 Long-Term Incentive Plan to purchase shares of our Common Stock at an exercise price of $2.60 per share. The stock options have a ten year term and vest in four equal installments over a three-year period that began on the date of issuance. Each of Messrs. Berman and Galloway was granted a stock option to purchase 300,000 shares of our Common Stock, Mr. Rosetti was granted a stock option to purchase 250,000 shares of our Common Stock, Mr. Zarmi was granted a stock option to purchase 150,000 shares of our Common Stock and Mr. Safir was granted a stock option to purchase 500,000 shares of our Common Stock. In addition, at that time we granted options to purchase shares of our Common Stock to directors who have since resigned.

On January 6, 2005, each of our Directors was granted a stock option under our 2004 Long-Term Incentive Plan to purchase shares of our Common Stock at an exercise price of $1.50 per share. The stock options have a ten year term and vest in three equal installments over a two-year period that began on the date of issuance. Each of Messrs. Berman, Galloway and Rosetti was granted a stock option to purchase 47,500 shares of our Common Stock, Mr. Zarmi was granted a stock option to purchase 22,500 shares of our Common Stock, and Mr. Safir was granted a stock option to purchase 275,000 shares of our Common Stock. In addition, at that time we granted options to purchase shares of our Common Stock to directors who have since resigned.

Nonemployee Directors’ Stock Plan

On October 20, 2005, our Board of Directors approved our Nonemployee Directors’ Stock Plan, and reserved 400,000 shares of Common Stock for issuance thereunder. The Nonemployee Directors’ Stock Plan provides for the automatic grant to each of our nonemployee directors, on the 15th day of each month, of shares of Common Stock having a fair market value of $1,000. Directors may elect in advance to defer the issuance of shares under the Plan as provided therein. The Nonemployee Directors’ Stock Plan also provides for the discretionary grant of awards to nonemployee directors, and pursuant to those provisions, on October 20, 2005, each of our nonemployee directors was awarded a grant of 9,375 shares of Common Stock. For the purposes of this Plan, Howard Safir, our Chairman of the Board, has been deemed not to be a nonemployee director of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to the beneficial ownership of Common Stock held of record as of April 25, 2006, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 2801 Trade Center Drive, Suite 120, Carrollton, Texas 75007.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
William Teitelbaum [2]	7,477,265	14.7%
Fred Knoll [3]	7,218,938	14.1%
Europa International, Inc. [4]	6,826,367	13.4%
E&S International Enterprises, Inc. [5]	3,712,500	7.2%
Directors and Executive Officers
Howard Safir [6]	675,916	1.3%
Richard Berman [7]	373,725	*
Bruce Galloway [8]	302,009	*
Joseph Rosetti [9]	1,363,647	2.6%
Moshe Zarmi [10]	163,240	*
Steven E. Walin[11]	2,000,000	3.8%
Joseph Restivo[11]	375,000	*
John H. Gutfreund	235,665	*
Asa Hutchinson	35,665	*
All directors and executive officers as a group (nine persons) [12]	5,524,867	10.0%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of April 1, 2006 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 51,052,283 shares of the Common Stock outstanding as of April 21, 2006. All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

2	Mr. Teitelbaum’s address is 4 Winston Court, Dix Hills, NY 11746.

3	Europa’s address is P.O. Box 146, Road Town, Tortola, British Virgin Islands. Fred Knoll is the principal of Knoll Capital Management, L.P., which manages Europa’s investments.

4
Includes (i) 6,826,367 shares of Common Stock beneficially owned by Europa; (ii) 59,238 shares of Common Stock beneficially owned by Thinking Technologies, L.P., and (iii) warrants to purchase 333,333 shares of Common Stock, held by Knoll Capital Fund II. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P. and the investment manager of Knoll Capital Fund II and Europa. Mr. Knoll’s address is c/o Knoll Capital Management, LP, 200 Park Avenue, Suite 3900, New York, New York 10166.

5
Includes 3,000,000 shares of Common Stock that may be purchased upon exercise of currently exercisable warrants. The address of E&S International Enterprises, Inc. is 5900 Canoga Avenue, Canoga Park, California 91304.

6
Includes (i) 50,000 shares of Common Stock held by Howard Safir with his wife as joint tenants, (ii) 559,250 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, (iii) 33,333 shares of Common Stock that may be purchased upon exercise of warrants held by the November Group Ltd., of which Howard Safir is the Chairman and principal member, and (iv) 33,333 shares of Common Stock held by the November Group Pension Plan.

7	Includes 256,825 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options.

8
Includes (i) 3,134 shares of Common Stock held directly, (ii) 3,308 shares of Common Stock held by the Bruce Galloway IRA, (iii) 3,077 shares owned by Jacombs Investments, Inc., of which Mr. Galloway is the principal shareholder and President, and (iv) 256,825 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options.

9
Includes (i) 219,325 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options, (ii) 135,787 shares of Common Stock that may be purchased upon exercise of warrants, (iii) 298,998 shares of Common Stock held by Crystal Lakes, L.P., and (iv) 137,832 shares of Common Stock that may be purchased upon exercise of warrants held by Crystal Lakes. Mr. Rosetti is the principal partner of Crystal Lakes.

10	Includes 127,575 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options. Mr. Zarmi’s address is 215 Frankel Boulevard, Merrick, New York 11566.

11	Consists solely of shares of Common Stock that may be purchased on conversion and exercise of options and warrants.

12	Includes Messrs. Safir, Berman, Galloway, Rosetti, Zarmi, Walin, Restivo, Gutfreund and Hutchinson.

Item 12. Certain Relationships and Related Transactions.

Immediately prior to the GVI merger in February 2004, and as a condition thereto, Europa exchanged a Demand Note with an outstanding balance of $1,317,000 at December 31, 2003, and all of our other indebtedness to Europa (approximately $164,000 at December 31, 2003), for 10,000 shares of our Series D Convertible Preferred Stock. The shares of Series D Preferred Stock subsequently converted into an aggregate of 1,187,983 shares of our Common Stock on April 12, 2004 when we filed an amendment to our Certificate of Incorporation increasing our authorized number of shares of Common Stock to 75,000,000 and effecting a one-for-65 reverse split of our Common Stock.

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

On February 18, 2004, we entered into a consulting agreement with Europa pursuant to which Europa agreed to provide consulting services to us with respect to our financial affairs, capitalization and the elimination of certain liabilities listed on our balance sheet as of September 30, 2003. As consideration for these services, we agreed to pay Europa 93% of the amount of the liabilities eliminated from our balance sheet (other than as a result of our repayment of a liability) up to a maximum of $195,000. The agreement had a term of eighteen months.

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

In October 2004 we entered into a Settlement Agreement and General Release with William Teitelbaum, who was a founder of GVI Security Inc. and its Chairman until May 22, 2003. Pursuant to the Settlement Agreement, in consideration for 650,000 shares of our Common Stock, Mr. Teitelbaum released us from any claims with respect to a warrant he alleged had been issued to him by GVI Security, Inc., which, following the GVI merger in February 2004, would have entitled him to purchase 4,030,637 shares of our Common Stock for nominal consideration. In addition, on January 5, 2005, pursuant to our obligations under the Settlement Agreement and as a result of the private placement we completed in December 2004, we repurchased from Mr. Teitelbaum 6,666,667 shares of our Common Stock for a cash purchase price of $10 million ($1.50 per share). Mr. Teitelbaum was subject to a lock-up provision under that agreement which prohibited him from selling any shares of our Common Stock for a period of 15 months following the repurchase.

On October 19, 2004, we, our subsidiary, GVI Security Inc., and Thomas Wade entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with our subsidiary. Prior to his termination, Mr. Wade was the beneficial holder of approximately 8.7% of our Common Stock and was the President of our subsidiary, and prior to June 23, 2004, was a director of ours and our President and Chief Operating Officer. In accordance with Mr. Wade’s employment agreement, Mr. Wade received severance payments equal to one year of his annual base salary of $350,000, and for a period of one-year, continued car allowances of $800 per month, unaccounted for expense reimbursements of $1,200 per month, and medical benefits. We also agreed that Mr. Wade’s options to purchase 1,975,020 shares of our Common Stock vest in full. These options were exercised in 2005. Mr. Wade agreed to release us in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

On October 29, 2004, in a private placement exempt from registration under the Securities Act, we sold 23 “Units” for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom are our affiliates. Each Unit consisted of $50,000 principal amount of 12% Subordinated Secured Promissory Notes, and the right to be issued warrants to purchase shares of the Company’s Common Stock. The Notes were repaid in full in accordance with their terms in December 2004 upon the closing of a private placement. As a result of our December 2004 private placement, and in accordance with the terms of the bridge financing, for each $50,000 in principal amount of notes purchased, such purchaser was issued a five-year warrant to purchase 33,333 shares of Common Stock at an exercise price of $1.50 per share. The purchasers of the Units were (i) an entity controlled by Howard Safir, our Chairman of the Board, (ii) Nazzareno E. Paciotti, a former director and our former Chief Executive Officer, (iii) a limited partnership of which Joseph Rosetti, a director of ours, is the principal, (iv) a corporation wholly-owned by David Weiner, a director of ours until January 4, 2005, and (v) an equity fund managed by Fred Knoll, a director of ours until December 31, 2004. Each purchaser of Units was paid a closing fee equal to one percent (1%) of the purchase price paid by such purchaser for the Units.

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

Item 13. Exhibits.

The following document is filed as part of this report:

14
Code of Business Conduct and Ethics of GVI Security Solutions, Inc. (incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB/A, as filed with the SEC on April 29, 2004).

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Mercadien for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Mercadien during those years.

	2005	2004

Audit fees (1)	$253,690	$216,244
Audit related fees	--	--
Tax fees	$15,487	$3,136
All other fees(2)	$14,291	$40,220

Total fees	$283,470	$259,600
_____________________________

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.

(2)
Consists primarily of fees paid in connection with review of the Company’s financial statements in the Company’s Registration Statement on Form SB-2, Current Reports on Form 8-K, and related due diligence.

Pre-Approval Policies And Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. The Audit Committee approved all such services prior to the auditor’s engagement for such services during the year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2006.

GVI SECURITY SOLUTIONS, INC.

By: /s/ Steven Walin
Steven Walin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Walin	Chief Executive Officer (Principal Executive Officer) and Director	April 27, 2006
Steven Walin

/s/ Joseph Restivo	Chief Financial Officer (Principal Accounting and Financial Officer)	April 27, 2006
Joseph Restivo

/s/ Howard Safir	Chairman of the Board of Directors	April 27, 2006
Howard Safir

/s/ Richard Berman	Director	April 27, 2006
Richard Berman

/s/ Bruce Galloway	Director	April 27, 2006
Bruce Galloway

/s/ John Gutfreund	Director	April 27, 2006
John Gutfreund

/s/ Asa Hutchinson	Director	April 27, 2006
Asa Hutchinson

/s/ Joseph R. Rosetti	Director	April 27, 2006
Joseph R. Rosetti

/s/ Moshe Zarmi	Director	April 27, 2006
Moshe Zarmi