Form 10-Q
period 2006-03-31
GVI SECURITY SOLUTIONS INC
filed 2006-05-15
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

As of May 1, 2006 there were 51,089,783 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4. Controls and Procedures.	14

PART II. OTHER INFORMATION	14

Item 1A. Risk Factors.	16

Item 2. Unregistrered Sales of Equity Securities and Use of Proceeds.	17

Item 6. Exhibits.	15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GVI Security Solutions, Inc.
Consolidated Balance Sheet

(In thousands, except share and per share amounts)

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005
Current Assets
Cash	$2,666	$3,284
Accounts receivable, net	9,662	7,688
Inventory	8,396	7,127
Other receivables	74	491
Prepaid expenses and other current assets	614	426
Refundable income taxes	643	643
Current assets of discontinued operations	2,963	2,850
Total Current Assets	25,318	22,509

Property and Equipment, Net	661	748

Other Assets
Deferred loan origination fee, net of accumulated amortization	659	809
Goodwill	544	544
Intangibles, net	499	532
Investment	50	50
Other	34	34
Total Assets	$27,465	$25,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,088	$7,035
Debt	2,292	2,198
Accrued expenses	1,767	1,490
Liabilities of discontinued operations	1,394	70
Total Current Liabilities	15,541	10,793

Debt, Non-current portion	9,572	9,829
Total Liabilities	25,113	20,622

Commitments and Contingencies
Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 50,258,003 shares issued and outstanding at December 31, 2005 and 51,031,595 at March 31, 2006	50	50
Additional paid-in capital	23, 095	22,837
Accumulated deficit	(20,793)	(18,283)
Total Stockholders' Equity	2,902	4,604
Total Liabilities and Stockholders' Equity	$27,465	$25,226

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Operations
(unaudited)

(In thousands, except per share amounts)
	Three Months Ended March 31,
	2006	2005
Revenues	11,696	10,325

Cost of Revenues	9,215	7,895

Gross Profit	2,481	2,430

Selling, General and Administrative Expenses	3,608	3,740

Operating Income (Loss)	(1,127)	(1,310)

Interest Expense	398	113
Other

Income (Loss) from continuing operations before income taxes and income (loss) on discontinued operations	(1,525)	(1,423)

Income Tax Expense (Benefit)	23	2
Loss from continuing operations before income (loss) from discontinued operations	(1,548)	(1,425)

Income (Loss) from discontinued operations, net of taxes	(961)	915

Net Income (Loss)	(2,509)	(510)

Basic and diluted income (loss) per share
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$(0.02)	$0.02
Net income (loss) per share (basic and diluted)	$(0.05)	$(0.01)

Shares Used in Calculation of Net Income (Loss)	50,636	49,047
Per share

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Three Months Ended March 31,
	2006	2005
Cash Flows From (Used) by Operating Activities
Net Income (Loss)	$(2,509)	$(510)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
(Income) loss from discontinued operations, net of tax	961	(915)
Depreciation and amortization from continuing operations	236	308
Amortization of deferred loan origination fee	150	150
Compensation costs of stock and options issued	257	--

Changes in Assets and Liabilities
Accounts receivable	(1,974)	1,053
Inventory	(1,269)	(3,487)
Other receivables	417	643
Prepaids and other current assets	(188)	(1,178)
Accounts payable	3,053	343
Accrued expenses	277	(782)

Net cash (used in)/provided by operating activities from continuing operations	(589)	(4,375)

Net cash (used in) provided by operating activities of
of discontinued operations	250	(216)

Net cash used in operating activities	(339)	(4,591)

Cash Flows From (Used) by Investing Activities
Purchase of property and equipment	(116)	(4)

Net Cash Used in Investing Activities	(116)	(4)
Cash Flows From (Used) by Financing Activities
Proceeds from line of credit	9,872	5,100
Payments of loan/line of credit	(9,990)	(5,110)
Repayments of capitalized lease obligations	(45)	(43)
Net Cash Provided (Used) by Financing Activities	(163)	(53)
Net Decrease in Cash	(618)	(4,648)

Cash, Beginning of Period	3,284	13,398

Cash, End of Period	$2,666	$8,750
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$178	$26
Cash paid for income taxes	2	2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	--	$67
Restricted cash paid to satisfy stock repurchase obligation	--	10,000

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2005 and 2004, and the quarter ended March 31, 2006, the Company experienced, and continues to experience, negative cash flow and operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance.

The Company’s operating results in 2006 will be dependent upon its ability to continue to provide quality products and services in sufficient volume at attractive prices and maintain customer loyalty. Management believes that the Company will need to raise additional capital in the near future to finance its operations. In addition, in order to reduce its cash utilization, the Company has implemented measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses.

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

Net returns and allowances recorded for the discontinued Retail Channel business for the three months ended March 31, 2006 were approximately $500,000. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net loss as reported	$(510)
Option-based employee compensation, net of related taxes	13

Pro forma net loss	$(523)

Basic and diluted net income (loss) per share—as reported	$(0.01)
Basic and diluted net income (loss) per share—pro forma	$(0.01)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the period indicated :

	Three Months Ended March 31,
	2006	2005
Dividend yield	-%	-%
Risk-free factors	4.7%	3.5%
Volatility factors	47%	74%
Option Lives in Years	6.0	3 .0

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s quarterly loss before taxes, and its net loss for the three months ended March 31, 2006, were both approximately $240,000 lower, respectively, than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. The change to basic and diluted loss per share was less than ($0.01).

NOTE 2 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million accounts receivable loan facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the receivable facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At March 31, 2006, $2.8 million in principal was outstanding under the Term Loan and $ 8.8 million in principal was outstanding under the accounts receivable facility. The agreements with Laurus prohibit the payment of dividends on the Company’s common stock, and contain other customary affirmative and negative covenants.

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

Period	Principal Amount

April 2006 through May 2006	$150,000 per month
June 2006 through April 2007	$190,000 per month
May 2007	$435,000

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

Amounts outstanding under the Term Note were convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

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

Amounts outstanding under the receivable facility were convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the receivable facility and/or Laurus converts loans under the receivable facility into Common Stock, the Company may reborrow or make additional borrowings under the receivable facility, provided that aggregate loans outstanding under the receivable facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

Loan Origination Fees

The loan origination and finders fees of $1.8 million for the Laurus loans and line of credit were capitalized and will be amortized to interest expense over three years. Included in loan origination fees is compensation of $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the Company's common stock.

Capitalized Leases

There are four capital leases for a trade show booth, warehouse racking, and two office furniture leases that have original capitalized values of $519,000. These leases will be paid over terms ranging from 24 to 60 months and payments will be allocated to debt and interest expense over the term of the leases.

Amortization Table: ($ in thousands)

	2006	2007	2008	2009
Capital Leases	$73	$77	$51	$12

NOTE 3 ~ COMMITMENTS & CONTINGENCIES

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

Termination Agreement with Nazzareno E. Paciotti

On March 28, 2006, the Company and Nazzareno E. Paciotti, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Paciotti’s employment with the Company and to his resignation as a director and officer of the Company and its subsidiaries. Under the terms of the Mutual Separation Agreement, Mr. Paciotti will receive severance payments equal to one year of his annual base salary of $300,000 payable over 12 months. In addition, under the separation agreement, Mr. Paciotti is entitled to continue to receive medical benefits through January 24, 2008. At December 31, 2005, approximately $335,000 had been accrued for this obligation, and at March 31, 2006 this amount was still accrued in full. The Company also agreed that Mr. Paciotti’s options to purchase 625,000 shares of Common Stock would vest in full and be exercisable in full until December 31, 2006. Mr. Paciotti agreed to release the Company in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

NOTE 4 ~ 2004 STOCK INCENTIVE PLAN

On July 22, 2003, the predecessor company, GVI Security, Inc., adopted the GVI Security, Inc. 2003 Stock Incentive Plan and granted options to purchase 23,000 shares of common stock of the GVI Security, Inc. under that plan. As a result of Merger, and after giving effect to the 1-for-65 reverse stock split, which occurred in April 2004, the options for 23,000 shares of the GVI Security, Inc. stock were converted to options to purchase 2,821,452 shares of Common Stock of the Company at a price of $.3185 per share. In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 5,939,913 shares of Common Stock (after giving effect to the Reverse Stock Split) for issuance thereunder.

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

In March 2006, the Company granted to certain employees options of 3,750,000 shares of Common Stock exercisable at $.16 to $.80 per share.

A summary of the status of the Company’s stock options as of December 31, 2005, and the changes during the three months ended March 31, 2006, is presented below.

Number of	Range of
	Shares	Exercise Prices
Outstanding at January 1, 2006	4,221,874	$0.32 - 65.00
Granted	3,750,000	$0.16 --0.80
Exercised	--	$--
Forfeited	(199,115)	$0.85 - 65.00

Outstanding at March 31, 2006	7,772,759	$0.16 - 65.00

Options Exercisable at March 31, 2006	5,352,462

Weighted-average fair value of options remaining exercisable at March 31, 2006		$ 0.06

The following table summarizes information about stock options outstanding as of March 31, 2006:

Outstanding Options			Exercisable Options

	Number	Weighted-
	Outstanding	average	Number
	at	Remaining	Outstanding at
Exercise	March 31,	Contractual	March 31,
Prices	2006	Life	2006
Over $32.00	250,000	10.0 years	125,000
0.30	1,000,000	10.0 years	1,000,000
0.32	749,522	7.6 years	562,142
0.50	250,000	10.0 years	125,000
0.52	1,000,000	10.0 years	500,000
0.78	250,000	10.0 years	125,000
0.80	1,000,000	10.0 years	500,000
0.85	460,000	8.4 years	142,500
1.50	822,500	9.0 years	675,833
2.60	1,975,000	8.1 years	1,581,250
Over $32.00	15,737	3.7 years	15,737
	7,772,759		5,352,462

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to continue as a going concern; uncertainty of future profitability, reliance on primary supplier; outstanding indebtedness; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company’s 2005 Annual Report on Form 10-KSB.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED MARCH 31, 2006 Compared to Three Months Ended March 31, 2005

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $1.4 million, or 13.3% to approximately $11.7 million in the three months ended March 31, 2006 from approximately $10.3 million in the three months ended March 31, 2005. Sales of professional products increased approximately $1.7 million, or 18.1%, and enterprise solutions revenues decreased $200,000, or 71.5%. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.
COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold increased approximately $1.3 million or 16.7% to approximately $9.2 million for the three months ended March 31, 2006, from approximately $7.9 million in the three months ended March 31, 2005. This increase was due to the increased revenue volume, cost of technical support, warranty cost, and assembly cost, as well as a favorable inventory adjustment in 2005 of approximately $350,000 for which there was no comparable adjustment in 2006.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2006 increased to approximately $2.5 million from approximately $2.4 for the three months ended March 31, 2005, and gross profit as a percentage of revenues (i.e. gross margins) decreased to 21.2% for the three months ended March 31, 2006 compared with 23.5% for the three months ended March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 3.6% to approximately $3.6 million in the three months ended March 31, 2006 from approximately $3.7 million in the three months ended March 31, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased 20.6% to approximately $1.5 million in the three months ended March 31, 2006, from approximately $1.9 million in the three months ended March 31, 2005. The decrease was primarily due to; (i) elimination of approximately $180,000 of quarterly expense related to the licensing agreement with Cybasec Ltd. entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $85,000 in sales and marketing staff salaries and related benefits, (iii) a decrease of approximately $59,000 in advertising costs and trade show expense, and (iv) a decrease of $103,000 in sample and demonstration equipment cost.

General and Administrative. General and administrative expenses increased 14.7% to approximately $2.1 million for the three months ended March 31, 2006 from approximately $1.8 for the three months ended March 31, 2005. Major items resulting in the increased general and administrative expense were (i) stock based compensation expense of approximately $240,000, recorded due to the adoption of SFAS123R effective January 1, 2006, with no comparable expense in 2005, (ii) approximately $207,000 in personnel termination costs during the quarter, (iii) additional increase of approximately $109,000 in administrative salaries, including for new Chief Executive and Chief Financial Officers, (iv) $54,000 of non-employee directors fees for which there was not an equivalent expense in 2005, and (v) increased travel expenses of $64,000. These increases were offset by (i) a decrease in legal, accounting, and other professional fees of approximately $213,000, (ii) a reduction of $41,000 in insurance expense, and (iii) decrease in office expenses of $40,000.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 increased 252% to approximately $398,000 from approximately $113,000 in the three months ended March 31, 2005. The increase was due to higher outstanding borrowings and a higher average interest rate during the three months ended March 31, 2006 compared with the three months ended March 31, 2005. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the receivable facility. As a result of the conversion price under the facility exceeding the market price of our Common Stock for the three months ended March 31, 2006, the interest rate for the period was equal to the prime rate plus two percent. The amount of interest expense for the three months ended March 31, 2006 reflects an offset of approximately $17,500 of interest income earned on bank balances during the period. Interest income earned for the three months ended March 31, 2005 was approximately $63,000.

INCOME TAX EXPENSE (BENEFIT)

The provision for federal, state and local income tax is an expense of approximately $23,000 for the three months ended March 31, 2006 compared to an expense of approximately $2,000 for the three months ended March 31, 2005. The $23,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for the three months ended March 31, 2006 would be offset by an equal increase in a valuation allowance.  We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was approximately $960,000 for the three months ended March 31, 2006, compared to income from discontinued operations of approximately $900,000 for the three months ended March 31, 2005. The loss for the three months ended March 31, 2006 reflects an aggregate of $500,000 of negative revenues and reserves we accrued in connection with returns of retail products we sold in prior periods, and the write down of returned retail inventories. We are currently evaluating our obligations to accept product returns from our former distributor to the Retail Channel. In comparison to our negative revenues for the three months ended March 31, 2006, we had net revenues of approximately $13.6 million for the three months ended March 31, 2005. Operating results from discontinued operations do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net loss of approximately $2.5 million for the three months ended March 31, 2006 compared with a net loss of approximately $500,000 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash and cash equivalents of approximately $2.7 million, working capital of approximately $9.9 million, an outstanding balance of $2.8 million under the Laurus Term Loan, and outstanding balances under the revolver facility from Laurus of approximately $8.8 million, with additional borrowing availability of $400,000 under such facility. In comparison, at December 31, 2005, we had cash and cash equivalents of approximately $3.3 million, working capital of approximately $11.7 million, an outstanding balance of $3.3 million under the Laurus Term Loan, and outstanding balances under the revolver facility from Laurus of approximately $8.5 million, with no additional borrowing availability under such facility.

Cash decreased from $3.3 million at December 31, 2005 to $2.6 million at March 31, 2006 primarily as a result of (i) an increase in inventory, from $7.1 million at December 31, 2005 to $8.4 million at March 31, 2006, and (ii) an increase in accounts receivable from $7.7 million at December 31, 2005 to $9.7 million at March 31, 2006, primarily as a result of higher revenues in the period than in the previous period. These factors were partially offset by an increase in accounts payable from $7.0 million at December 31, 2005 to $10.1 million at March 31, 2006.

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

Period	Principal Amount

April 2006 through May 2006	$150,000 per month

June 2006 through April 2007	$190,000 per month

May 2007	$435,000

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

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the three months ended March 31, 2006 and in the prior fiscal years, the Company experienced, and continues to experience, negative cash flow and operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our new management has taken steps to both reduce certain costs and increase sales of our professional products. However, we have increased compensation costs in 2006 associated with the hiring of our new Chief Executive Officer and Chief Financial Officer, we may incur additional costs for other management personnel, and we may continue to incur costs relating to our discontinued retail channel operations. We will need to raise additional capital in the near future to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended March 31, 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Laurus bear interest at a fluctuating rate of interest related to the “prime” rate in effect from time to time. Accordingly, increases in the prime rate will increase our interest expense under our agreements with Laurus. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

Item 4. Controls and Procedures.

Our Chief Executive and Chief Financial Officers have concluded, based on their evaluation as of March 31, 2006, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

RETURNS OF PRODUCTS PREVIOUSLY SOLD BY US IN THE RETAIL CHANNEL MAY RESULT IN LOSSES FROM DISCONTINUED OPERATIONS IN FUTURE PERIODS

Following the discontinuance of our Retail Channel operations, we continue to receive returns of our retail products from the distributor to whom we previously sold those products. As a result, we have agreed to refund the purchase price of those products to this distributor and written down the value of the inventory returned to us to reflect saleable value. This resulted in a loss from discontinued operations, net of tax, of approximately $960,000 for the three months ended March 31, 2006. To the extent we continue to accept returns of products from this distributor, we will generate additional losses from discontinued operations in future periods.

In addition, you should carefully consider the “Risk Factors” discussed in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Nonemployee Directors Stock Plan adopted by our board of Directors in October 2005, we issued shares of our Common Stock to our nonemployee directors during the period of January 1 to March 31, 2006 as set forth in the table below. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Issuance	Number of Shares Issued to each Non-Employee Director	Total Number of Shares Issued to Non-Employee Directors

January 15, 2006	3,448	20,688
February 15, 2006	3,030	18,180
March 15, 2006	3,704	22,224

In addition, pursuant to Alliance and Subscription Agreements we entered into with E&S International Enterprises, Inc. (“ESI”) in May 2005, ESI and a related party were provided the right to be issued up to 3,000,000 shares of common stock upon attaining certain sales goals provided for in the Agreement. As a result of goals achieved January 2, 2006, 712,500 of these shares of Common Stock were issued to ESI on February 15, 2006. This issuance was exempt from registration under Section 4(2) of the Securities Act.

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

GVI SECURITY SOLUTIONS, INC.
Date: May 15, 2006	By: /s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934