Form 10-Q
period 2006-06-30
GVI SECURITY SOLUTIONS INC
filed 2006-08-15
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

__________________________________________
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
Large accelerated filer ☐   Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of August 11, 2006 there were 53,198,974 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheet

(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$1,833	$3,284
Accounts receivable, net	8,203	7,688
Inventory	9,992	7,127
Refundable income tax receivable	-	643
Other current assets	492	917
Current assets of discontinued operations	625	2,850
Total Current Assets	21,145	22,509

Property and Equipment, net	592	748
Deferred loan origination fee, net of accumulated amortization	509	809
Goodwill	544	544
Intangibles, net	466	532
Other assets	84	84
Total Assets	$23,340	$25,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,524	$7,035
Accrued expenses	1,949	1,490
Capitalized lease obligations, current	75	118
Convertible revolving credit facility, current	8,574	-
Convertible term note, current	2,125	2,080
Liabilities of discontinued operations	1,530	70
Total Current Liabilities	24,777	10,793

Capital lease obligations, net of current portion	101	139
Convertible revolving credit facility	-	8,495
Convertible term note , net of current portion	-	1,195
Total Liabilities	24,878	20,622

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 50,258,003 shares issued and outstanding at December 31, 2005 and 53,160,791 at June 30, 2006	53	50
Additional paid-in capital	23,689	22,837
Accumulated deficit	(25,280)	(18,283)
Total Stockholders' (Deficit) Equity	(1,538)	4,604
Total Liabilities and Stockholders' Equity	$23,340	$25,226

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	(In thousands, except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Revenues	$11,155	$10,058	$22,851	$20,213

Cost of Revenues	8,713	8,379	17,928	16,265

Gross Profit	2,442	1,679	4,923	3,948

Selling, General and Administrative Expenses	4,448	4,230	8,057	7,878

Operating Loss	(2,006)	(2,551)	(3,134)	(3,930)

Interest Expense	170	280	567	393

Loss from continuing operations before income taxes and (loss) income on discontinued operations	(2,176)	(2,831)	(3,701)	(4,323)

Income Tax Expense	23	21	46	23
Loss from continuing operations before (loss) income from discontinued operations	(2,199)	(2,852)	(3,747)	(4,346)

(Loss) Income from discontinued operations, net of taxes	(2,288)	2	(3,250)	986

Net loss	$(4,487)	$(2,850)	$(6,997)	$(3,360)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.06)	$(0.07)	$(0.09)
Discontinued operations	$(0.04)	$(0.00)	$(0.07)	$0.02
Net loss per share (basic and diluted)	$(0.09)	$(0.06)	$(0.14)	$(0.07)

Shares Used in Calculation of Net Loss per share	51,097	50,077	51,064	50,077

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	(In thousands)
	Six Months Ending June 30
Cash Flows From (Used) by Operating Activities	2006	2005
Net Income (Loss)	$(6,997)	$(3,360)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
(Income) loss from discontinued operations, net of tax	3,250	(986)
Depreciation and amortization from continuing operations	268	440
Amortization of deferred loan origination fee	300	300
Stock based compensation	555	--

Changes in Assets and Liabilities
Accounts receivable	(515)	(406)
Inventory	(2,865)	(2,286)
Refundable income tax receivable	643	-
Other current assets	425	(1)
Accounts payable	3,488	(1,419)
Accrued expenses	459	(740)
Net cash (used in) provided by operating activities from continuing operations	(989)	(8,458)

Net cash (used in) provided by operating activities of
of discontinued operations	435	(2,814)
Net cash used in operating activities	(554)	(11,272)

Cash Flows From (Used) by Investing Activities
Purchase of property and equipment	(45)	(37)

Net Cash Used in Investing Activities	(45)	(37)

Cash Flows From (Used) by Financing Activities
Net proceeds from revolving credit facility	79	3,660
Principal payments of term note	(850)	(458)
Repayments of capitalized lease obligations	(81)	(83)
Net Cash Provided (Used) by Financing Activities	(852)	3,119

Net Decrease in Cash	(1,451)	(8,190)

Cash, Beginning of Period	3,284	13,398

Cash, End of Period	$1,833	$5,208
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$504	$26
Cash paid for income taxes	2	2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$300	$67
Restricted cash paid to satisfy stock repurchase obligation	—	10,000

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company provides complete video surveillance and security solutions incorporating a complete line of video surveillance, access control and detection systems to the homeland security, professional and business-to-business market segments, including distributors and system integrators that specialize in video surveillance and security products and services, government agencies and private sector businesses.

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

Certain reclassifications have been made to the 2005 financial statements for consistency purposes, including reclassifications of certain revenue and expense amounts relating to the three and six month periods ending June 30, 2005. These reclassifications include (1) classification of net freight billed to customers as a reduction of costs of revenue, and (2) classification of certain warehousing expenses as costs of revenue.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. All material inter-company transactions, balances and profits have been eliminated.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2005 and 2004, and the six months ended June 30, 2006, the Company experienced, and continues to experience, negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in the Company’s cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company will need to raise additional capital in the third quarter ended September 30, 2006 to finance its operations and sustain its business model. If the Company is successful in securing additional capital, which may be in the form of debt, equity, or some combination thereof, the Company may experience further negative impact on its future profitability and cash flow, due to the costs of obtaining and servicing such capital. Furthermore, any capital transaction may result in substantial dilution to the Company’s current shareholders, depending on the nature and terms of the capital raised.

Discontinued Operations

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. The Company expects to complete the disposition of all related assets and liabilities by the end of 2006. In connection with the discontinuance of the Retail Channel business for the six months ended June 30, 2006 and the year ended December 31, 2005, the Company wrote down assets identified with the retail business by approximately $2.2 million and $1.4 million, respectively, net of applicable tax benefit, to net realizable value. In addition, net returns and allowances recorded for the discontinued Retail Channel business for the six months ended June 30, 2006 were approximately $900,000. The write down to net realizable value as of December 31, 2005 was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The additional reserves and returns recorded in 2006 were based on facts and circumstances not known by Company management at December 31, 2005, and the Company believes that it has reflected all anticipated expenses associated with the closing of the retail operations at June 30, 2006. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the assets and liabilities of the discontinued operations. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

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

Income tax expense for the three and six month periods ending June 30, 2006 and 2005 relate to state franchise taxes that are due to various states in which the Company is licensed and transacts business.

Concentration of Risks

Samsung Electronics Distribution Agreement

The Company was party to a product distribution agreement with Samsung that gave the Company the exclusive right to sell Samsung products in the professional channel, as well as the exclusive right to sell Samsung products in the retail channel to a major national retailer. The exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005. In January 2006 Samsung also terminated the remaining exclusivity portion of its agreement with the Company as a result of the Company’s failure to achieve minimum purchase requirements in accordance with the distribution agreement. In the first quarter of 2006, Company management elected to discontinue its retail business, and no longer sells Samsung retail products. However, the Company continues to sell Samsung products in the professional channel, albeit on a non-exclusive basis. In addition, as before, the Company continues to distribute to the professional channel security products manufactured by companies other than Samsung.

Credit Risk Concentration

At June 30, 2006, approximately $2,318,000 (24%) and $1,602,000 (17%), respectively, of the Company's accounts receivable were due from two particular customers. The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the valuation of inventory, accounts receivable, accrued liabilities and the useful lives of property and equipment.

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

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the six and three month periods ending June 30, 2005 (in thousands, except per share amounts):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

Net loss as reported	$(3,360)	$(2,850)
Option-based employee compensation, net of related taxes	34	21

Pro forma net loss	$(3,394)	$(2,871)

Basic and diluted net loss per share-as reported	$(0.01)	$(0.06)
Basic and diluted net loss per share-pro forma	$(0.01)	$(0.06)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the period indicated:

	Six Months Ended June 30,
	2006	2005
Dividend yield	-%	-%
Risk-free factors	4.7%	3.5%
Volatility factors	47%	74%
Option Lives in Years	6.0	3.0

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s quarterly loss before taxes, and its net loss for the three and six months ended June 30, 2006, were approximately $21,000 and $261,000 lower, respectively, than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. The change to basic and diluted loss per share was less than ($0.01).

NOTE 2 ~ CREDIT FACILITIES

Laurus Debt/Lines of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which the Company was provided with a $5 million term loan and a $10 million revolving credit facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the revolving credit facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all assets of the Company. At June 30, 2006, $2.1 million in principal was outstanding under the Term Loan and $ 8.6 million in principal was outstanding under the revolving credit facility. The agreements with Laurus prohibit the payment of dividends on the Company’s common stock, and contain other customary affirmative and negative covenants.

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

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid.

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 1,340,000 shares of the Company’s common stock was reduced from $3.50 to $0.60. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $0.15 from $1.91, and Laurus converted such amount of principal into 2,000,000 shares of the Company’s common stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. Accordingly, after giving effect to these amendments, amortizing payments of principal on the Term Note, which commenced September 1, 2004, are provided below as follows:

Period	Principal Amount
July 2006 through September 2006	$0 per month

October 2006 through December 2006	$100,000 per month

January 2007 through April 2007	$190,000 per month

May 2007	$1,065,000

In the quarter ended June 30, 2006, the Company also recorded an interest charge of approximately $76,000 as a result of the reduction in the exercise price of the warrants pursuant to the May 26, 2006 Amendment discussed above, as well as approximately $20,000 from the reduction of the conversion price of $300,000 in convertible term note debt exercised in June 2006.

Subject to monthly adjustments as set forth below, borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. In addition, the interest rate under the revolving credit facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. If the market price of the Common Stock exceeds the fixed conversion price at the end of a month, the interest rate under the revolving credit facility will be reset to equal the prime rate minus two percent. The revolving credit facility terminates, and borrowings thereunder become due, on May 27, 2007.

Amounts outstanding under the revolving credit facility were convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the revolving credit facility and/or Laurus converts loans under the revolving credit facility into Common Stock, the Company may reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory. Prepayment of the entire revolving credit facility is subject to a premium of 20% of the minimum revolving credit facility of $5 million plus 3% of the entire outstanding revolving credit at the time of prepayment.

Loan Origination Fees

The Company incurred and capitalized origination and finders fees associated with the Laurus credit facility of approximately $1.8 million. These fees are amortized into interest expense on the straight line basis over the initial term of the loan of three years. Also included in the capitalized origination fees is compensation of approximately $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the Company’s common stock as described above.

Capitalized Leases

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $316,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at June 30, 2006 were as follows ($ in thousands):

2006	$42
2007	83
2008	53
2009	12
190
Less amounts relating to interest	14
Total capital lease obligations	176
Less current portion	75
Capital lease obligations, noncurrent	$101

NOTE 3 ~ COMMITMENTS & CONTINGENCIES

Agreement with Retail Agent

The Company is party to an alliance agreement with a retail distribution agent through which it supplied retail surveillance and security products to a major retailer. In the first quarter of 2006 the Company’s management approved the discontinuance of its business in the retail channel in order to focus its efforts on sales in the professional channel and sales by the Company’s Enterprise Solutions Group. The Company is currently is dispute with the retail distribution agent regarding product returns and other terms of its alliance agreement. The agent has informed the Company that it expects to return additional retail merchandise that would result in additional obligations to the Company of approximately $1.1 million. The Company is currently evaluating its obligations to accept future product returns from this distributor in the retail channel, and management believes it has recorded liabilities in its financial statements to completely reflect its estimated remaining obligations under the terms of the alliance agreement.

The Company has recently engaged in settlement discussions with the distribution agent, which to date have not been successful in resolving their respective disputes. If such disputes are not ultimately resolved, the Company may be forced to settle this issue through legal remedies, which may include litigation. In the event this occurs, the Company expects to vigorously pursue an equitable outcome.

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on September 30, 2009. Under the terms of the lease, the Company paid no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease. Accordingly, the effects of the rent deferral have been accrued.

The minimum annual rentals under the non-cancelable lease for the remaining periods ended years ended December 31 are as follows ($ in thousands):

2006	$154
2007	308
2008	308
2009	258
$1,028

Termination Agreement with Nazzareno E. Paciotti

On March 28, 2006, the Company and Nazzareno E. Paciotti, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Paciotti’s employment with the Company and to his resignation as a director and officer of the Company and its subsidiaries. Under the terms of the Mutual Separation Agreement, Mr. Paciotti will receive severance payments equal to one year of his annual base salary of $300,000 payable over 12 months. In addition, under the separation agreement, Mr. Paciotti is entitled to continue to receive medical benefits through January 24, 2008. At December 31, 2005, approximately $335,000 had been accrued for this obligation, and at June 30, 2006 approximately $250,000 remained on the obligation. The Company also agreed that Mr. Paciotti’s options to purchase 625,000 shares of Common Stock would vest in full and be exercisable in full until December 31, 2006. Mr. Paciotti agreed to release the Company in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

Accrued Severance

The Company has recorded liabilities associated with unpaid severance costs totaling approximately $881,000 at June 30, 2006 related to the termination of various previous members of the Company’s management, including approximately $250,000 payable to Mr. Paciotti noted above. These amounts are reflected in accrued expenses at June 30, 2006.

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

NOTE 4 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 5,939,913 shares of Common Stock for issuance thereunder. In June 2006 the Company’s Board of Directors increased the shares available under this Plan from 5,939,913 to 10,000,000.

In March 2006, the Company granted to certain employees options of 3,750,000 shares of Common Stock exercisable at $.16 to $.80 per share. These options were not granted under a plan.

A summary of the status of the Company’s stock options as of December 31, 2005, and the changes during the six months ended June 30, 2006, is presented below.

	Number of Shares	Range of Exercise Prices
Outstanding at January 1, 2006	4,221,874	$0.32-65.00
Granted	3,750,000	$0.16-0.80
Exercised	—	$—
Forfeited	(503,741)	$0.32-2.60
Outstanding at June 30, 2006	7,468,133	$0.16-65.00
Options Exercisable at June 30, 2006	5,350,216
Weighted-average fair value of options remaining exercisable at June 30, 2006	$0.05

The following table summarizes information about stock options outstanding as of June 30, 2006:

Outstanding Options			Exercisable Options
	Number	Weighted-
	Outstanding	average	Number
	at	Remaining	Outstanding at
Exercise	June 30,	Contractual	June 30,
Prices	2006	Life	2006
$0.16	250,000	9.7 years	125,000
0.30	1,000,000	9.7 years	1,000,000
0.32	610,903	7.3 years	610,903
0.50	250,000	9.7 years	125,000
0.52	1,000,000	9.7 years	500,000
0.78	250,000	9.7 years	125,000
0.80	1,000,000	9.7 years	500,000
0.85	460,000	8.1 years	257,500
1.50	815,000	8.7 years	668,333
2.60	1,825,000	7.8 years	1,431,250
Over $32.00	7,230	3.4 years	7,230
	7,468,133		5,350,216

NOTE 5 ~ WARRANTS

Summary of the Company’s outstanding warrants at June 30, 2006 are as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price
Laurus Master Fund	1,340,000	5.5	$0.60
Laurus Finder’s Fee	94,000	5.5	$3.50
Vendor	3,000,000	4.2	$1.50
Rapor shareholders	1,353,925	6.0	$3.04
Oct. 2004 bridge financing	766,665	4.0	$1.50
Consultant	175,000	3.3	$3.50 - 5.00
Other	13,743	1.0	$7.80 - 32.50
	6,833,333

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $1.1 million, or 10.9% to approximately $11.2 million in the three months ended June 30, 2006 from approximately $10.1 million in the three months ended June 30, 2005. Sales of professional products increased approximately $1.6 million, or 16.3%, and enterprise solutions revenues decreased approximately $500,000, or 97%. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics, as well as other manufacturers. The reduction in enterprise solutions revenues reflects sales of our Rapor portal during the three months ended June 30, 2005, with no corresponding sales in the three months ended June 30, 2006. We continue to introduce new products to complement our existing lines, and will continue to focus on the professional market through various channels.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold increased approximately $300,000 or 4.0% to approximately $8.7 million for the three months ended June 30, 2006, from approximately $8.4 million in the three months ended June 30, 2005. This increase was due to the increased revenue volume, offset partially by improved gross margins generated from the sale of new camera and digital video recorder products.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2006 increased to approximately $2.4 million from approximately $1.7 for the three months ended June 30, 2005, and gross profit as a percentage of revenues increased to 21.9% for the three months ended June 30, 2006 compared with 16.7% for the three months ended June 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased 5.2% to approximately $4.4 million in the three months ended June 30, 2006 from approximately $4.2 million in the three months ended June 30, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 30.3% to approximately $1.9 million in the three months ended June 30, 2006 from approximately $2.7 million in the three months ended June 30, 2005. The decrease was primarily due to (i) the elimination of approximately $190,000 of quarterly expense related to the licensing agreement with Cybasec Ltd. entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $182,000 in sales and marketing staff salaries and related benefits, as well as a decrease in associated staff travel expenses of approximately $91,000, (iii) a decrease of approximately $182,000 in direct advertising costs, and (iv) a decrease in sample and demo equipment expense of approximately $141,000.

General and Administrative. General and administrative expenses increased 65.6% to approximately $2.6 million for the three months ended June 30, 2006 from approximately $1.5 million for the three months ended June 30, 2005.  Major items resulting in the increased general and administrative expense were (i) approximately $487,000 in personnel termination costs during the quarter, (ii) an increase in bad debt expenses of approximately $393,000, (iii) $57,000 of non-employee directors’ fees for which there was not an equivalent expense in 2005, and (iv) increases in accounting, legal and other professional fees of approximately $178,000.

INTEREST EXPENSE

Net interest expense for the three months ended June 30, 2006 decreased 39.2% to approximately $170,000 from approximately $280,000 in the three months ended June 30, 2005. The decrease reflects an adjustment, during the three months ended June 30, 2006, of $320,000 of interest expense that had been accrued in prior periods as due to Laurus. We had accrued this amount following the adjustment of the interest rate under our provision of our agreements with Laurus. However, because Laurus waived our payment of the increased interest amount through April 30, 2006, we adjusted the amount of interest we had accrued that we were not required to pay to Laurus. The effects of this interest adjustment were partially offset by a charge of approximately $76,000 resulting from the reduction in the exercise price of warrants issued to Laurus, a charge of approximately $20,000 from the reduction of the conversion price of $300,000 the convertible term note debt exercised in June 2006, as well as higher average interest rates during the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the revolving credit facility. The amount of net interest expense for the three months ended June 30, 2006 also reflects an offset of approximately $5,000 of interest income earned on bank balances during the period. Interest income earned for the three months ended June 30, 2005 was approximately $37,000.

INCOME TAX EXPENSE (BENEFIT)

We recorded a provision for federal, state and local income tax of approximately $23,000 for the three months ended June 30, 2006, which was 9.2% higher as compared to an expense of approximately $21,000 for the three months ended June 30, 2005. The $23,000 tax expense relates to state franchise taxes that are from various states in which we are licensed and transact business. We believe that any provision for federal and state tax benefits due to our loss for the three months ended June 30, 2006 would be offset by an equal increase in a valuation allowance as a result of our past recurring operating losses.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was approximately $2.3 million for the three months ended June 30, 2006, compared to income from discontinued operations of approximately $2,000 for the three months ended June 30, 2005. The loss for the three months ended June 30, 2006 reflects negative revenues and reserves we have accrued in connection with returns of retail products sold in prior periods, and write downs of returned retail inventories. These additional reserves and returns were based on facts and circumstances not known by Company management at March 31, 2006, and we believe that we have reflected all anticipated expenses associated with the closing of the retail operations at June 30, 2006. We are currently evaluating our obligations to accept product returns from our former distributor in the Retail Channel. In comparison to the negative revenues for the three months ended June 30, 2006, we had net revenues of approximately $250,000 for the three months ended June 30, 2005. Operating results from discontinued operations do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net loss of approximately $4.5 million for the three months ended June 30, 2006 compared with a net loss of approximately $2.9 million for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $2.6 million, or 13.1%, to approximately $22.9 million in the six months ended June 30, 2006 from approximately $20.2 million in the six months ended June 30, 2005. Sales of professional products increased approximately $3.3 million, or 16.3%, and enterprise solutions revenues decreased approximately $700,000, or 88.9%. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. The reduction in enterprise solutions revenue reflects sales of our Rapor portal during the six months ended June 30, 2005, with no corresponding sales in the six months ended June 30, 2006. We continue to introduce new products to complement our existing lines, and will continue to focus on the professional market through various channels.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold increased approximately $1.7 million, or 10.2% to approximately $17.9 million for the six months ended June 30, 2006, from approximately $16.3 million in the six months ended June 30, 2005. This increase was due to the increased revenue volume and increases in other indirect costs of sales including technical support costs, warranty costs and other logistical costs.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2006 increased to approximately $4.9 million from approximately $3.9 million for the six months ended June 30, 2005, and gross profit as a percentage of revenues increased to 21.5% for the six months ended June 30, 2006 compared with 19.5% for the six months ended June 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased 2.3% to approximately $8.1 million for the six months ended June 30, 2006 from approximately $7.9 million for the six months ended June 30, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 26.4% to approximately $3.3 million in the six months ended June 30, 2006 from approximately $4.6 million in the six months ended June 30, 2005. The decrease was primarily due to (i) the elimination of approximately $370,000 of expense related to the licensing agreement with Cybasec Ltd. entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $267,000 in sales and marketing staff salaries and related benefits, as well as a decrease in associated staff travel expenses of approximately $132,000, (iii) a decrease of approximately $241,000 in direct advertising costs, and (iv) a decrease in sample and demo equipment expense of approximately $244,000.

General and Administrative. General and administrative expenses increased 42.0% to approximately $4.7 million for the six months ended June 30, 2006 from approximately $3.3 million for the six months ended June 30, 2005.  Major items resulting in the increased general and administrative expense were (i) approximately $694,000 in personnel termination costs during the six-month period, (ii) stock based compensation expense of approximately $261,000 recorded due to the adoption of SFAS 123R effective January 1, 2006, with no comparable expense in 2005, (iii) $111,000 of non-employee directors fees for which there was not an equivalent expense in 2005, and (iv) an increase in bad debt expenses of approximately $397,000.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2006 increased 44.2% to approximately $567,000 from approximately $393,000 in the six months ended June 30, 2005. The increase was due to higher outstanding borrowings and a higher average interest rate during the six months ended June 30, 2006 compared with the six month period ended June 30, 2005, as well as a charge, during the six-months ended June 30, 2006, of approximately $76,000 resulting from the reduction in the exercise price of warrants previously issued to Laurus, as well as approximately $20,000 from the reduction of the conversion price of $300,000 the convertible term note debt exercised in June 2006. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the revolving credit facility. As a result of the conversion price under the facility exceeding the market price of our Common Stock for the six months ended June 30, 2006, the interest rate for the period was equal to the prime rate plus two percent. The combined effect of these factors resulted in increased interest charges of approximately $400,000 for the six-month period ended June 30, 2006. However, interest expense for the six months ended June 30, 2006 also reflects the adjustment , during the six months ended June 30, 2006, of $320,000 of interest expense that had been accrued in prior periods as due to Laurus but was waived by Laurus, as described above. The amount of net interest expense for the six months ended June 30, 2006 additionally reflects an offset of approximately $23,000 of interest income earned on bank balances during the period. Interest income earned for the six months ended June 30, 2005 was approximately $97,000.

INCOME TAX EXPENSE (BENEFIT)

We recorded a provision for federal, state and local income tax of approximately $46,000 for the six months ended June 30, 2006, as compared to an expense of approximately $23,000 for the six months ended June 30, 2005. The $46,000 expense relates to state franchise taxes from various states in which we are licensed and transact business. We believe that any provision for federal and state tax benefits due to our loss for the six months ended June 30, 2006 would be offset by an equal increase in a valuation allowance as a result of our history of recurring operating losses.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was approximately $3.3 million for the six months ended June 30, 2006, compared to income from discontinued operations of approximately $986,000 for the six months ended June 30, 2005. The loss for the six months ended June 30, 2006 reflects negative revenues and reserves recorded in connection with returns of retail products sold in prior periods, and write downs of returned retail inventories. These additional reserves and returns were based on facts and circumstances not known by Company management at December 31, 2005. We are currently evaluating our obligations to accept additional product returns from our former distributor in the Retail Channel. In comparison to our negative revenues for the six months ended June 30, 2006, we had net revenues of approximately $13.9 million for the six months ended June 30, 2005. Operating results from discontinued operations do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net loss of approximately $7.0 million for the six months ended June 30, 2006 compared with a net loss of approximately $3.4 million for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash and equivalents of approximately $1.8 million, a working capital deficit of approximately $3.6 million, outstanding balances of $2.1 million under the Laurus term loan, and outstanding balances of $8.6 million under the Laurus revolving credit facility. In comparison, at December 31, 2005, we had cash and equivalents of approximately $3.3 million, working capital of approximately $11.7 million, an outstanding balance of $3.3 million under the Laurus term loan, and outstanding balances under the Laurus revolving credit facility of approximately $8.5 million. Both the term loan and the revolving credit facility are due within 12 months and are classified as current on our balance sheet at June 30, 2006. Additionally, we had borrowing availability of $300,000 at June 30, 2006, with no such availability at December 31, 2005.

Cash decreased from $3.3 million at December 31, 2005 to $1.8 million at June 30, 2006 primarily as a result of (i) cash operating losses from continuing operations of approximately $1.2 million, and (ii) term loan payments of $1.4 million. These factors were partially by offset cash generated from discontinued operations of approximately $400,000, and receipt of refundable income taxes of approximately $650,000 from December 31, 2005 to June 30, 2006.

Historically, we have funded our operations primarily through cash generated from operations, the proceeds of borrowings under secured revolving credit facilities and with the proceeds of equity offerings. As a result of recurring cash losses from operations and our cash needs, which are described further below under “Going Concern Considerations,” management has been engaged in efforts to raise additional capital in order to fund our operations.

Laurus Financing

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million revolving credit loan facility. Borrowings from Laurus are secured by all of our assets.

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

Amounts outstanding under the Term Note are convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share, and currently equal to $1.91 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, scheduled principal and interest payments under the Term Note will be made in shares of Common Stock valued at the conversion price. Prepayments under the Term Note are subject to a premium in the amount of 20% of the principal being prepaid. At June 30, 2006 and December 31, 2005, the company had outstanding borrowings under the provisions of the Term Note totaling $2.1 million and $3.3 million, respectively, of which $2.1 million and $2.1 million, respectively, were reflected as current.

Pursuant to an Amendment we entered into with Laurus dated as of May 26, 2006 (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 1,340,000 shares of our common stock was reduced from $3.50 to $.60. Pursuant to a further Amendment we entered into with Laurus dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $.15 from $1.91, and Laurus converted such amount of principal into 2,000,000 shares of our common stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. Accordingly, after giving effect to these amendments, amortizing payments of principal on the Term Note, which commenced September 1, 2004, are as set forth in the table below.

Period	Principal Amount

July 2006 through September 2006	$0 per month

October 2006 through December 2006	$100,000 per month

January 2007 through April 2007	$190,000 per month

May 2007	$1,065,000

Subject to monthly adjustments as set forth below, borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. If the market price of Common Stock exceeds the conversion price at the end of a month, the interest rate under the revolving credit facility will be reduced to equal the prime rate minus two percent. In addition, the interest rate under the revolving credit facility is subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. The revolving credit facility terminates, and borrowings thereunder become due, on May 27, 2007. At June 30, 2006 and December 31, 2005, the Company had outstanding borrowings under the provisions of the revolving credit facility of $8.6 million and $8.5 million, respectively, of which $8.6 million and $0, respectively, were reflected as current. Prepayment of the entire revolving credit facility is subject to a premium of 20% of the minimum revolving credit facility of $5 million plus 3% of the entire outstanding revolving credit at the time of prepayment.

Amounts outstanding under the revolving credit facility are convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share, and currently equal to $2.22 per share. To the extent the Company repays loans outstanding under the revolving credit facility and/or Laurus converts loans under the revolving credit facility into Common Stock, the Company may reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

The conversion prices under the Term Note and the revolving credit facility are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions) in accordance with a formula specified under our agreements with Laurus.

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been presented in accordance with U.S. GAAP, which assumes our continuity as a going concern. However, during the six months ended June 30, 2006 and in the prior fiscal years, we experienced, and we continue to experience, negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in our cash balances. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that the Company will need to raise additional capital in the third quarter ending September 30, 2006 to finance operations and sustain our business model. The failure to timely raise adequate funding will most likely result in the cessation of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we are successful in securing additional capital, which may be in the form of debt, equity, or some combination thereof, the Company may experience further negative impact on its future profitability and cash flow, due to the costs of obtaining and servicing such capital. Furthermore, any capital transaction may result in substantial dilution to the Company’s current shareholders, depending on the nature and terms of the capital raised.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the six months ended June 30, 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Laurus bear interest at a fluctuating rate of interest related to the “prime” rate in effect from time to time. Accordingly, increases in the prime rate will increase our interest expense under our agreements with Laurus. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

Item 4. Controls and Procedures.

Our Chief Executive and Chief Financial Officers have concluded, based on their evaluation as of June 30, 2006, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors set forth below and the disclosures in this report under “Going Concern Considerations,” care should be considered in evaluating the “Risk Factors” discussed in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition and future results. The risks described in this report and in the Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RETURNS OF PRODUCTS WE PREVIOUSLY SOLD IN THE RETAIL CHANNEL MAY RESULT IN ADDITIONAL LOSSES FROM DISCONTINUED OPERATIONS IN FUTURE PERIODS

Following the discontinuance of our Retail Channel operations, we have continued to receive returns of retail products from the distributor to whom we previously sold those products. In addition, following the returns of these products, we have written down the value of the inventory returned to us to reflect its net estimated realizable value. As a result of these product returns and the inventory write-downs, we have generated losses from discontinued operations, net of tax, of approximately $3.2 million for the six months ended June 30, 2006. This distributor has informed us that it expects to return additional retail merchandise to us that may result in additional obligations of up to approximately $1.1 million. However, as discussed below, we have informed this distributor that we will no longer accept product returns unless certain conditions are met as described below. Nevertheless, to the extent we are required or otherwise agree to accept returns of products from this distributor, we will generate additional losses from discontinued operations in future periods.

WE ARE IN A DISPUTE WITH OUR FORMER DISTRIBUTOR TO THE RETAIL CHANNEL WITH RESPECT TO AMOUNTS CONTRACTUALLY OWED BY US TO THAT DISTRIBUTOR

We are currently in a dispute with our former distributor to the Retail Channel with respect to our respective contractual obligations under the Alliance Agreement we entered into. Our former distributor contends that we are contractually obligated to it under the Alliance Agreement in the amount of approximately $2.6 million. We believe that these claims (other than with respect to certain limited amounts for returns which we have accepted and which are reflected on our balance sheet) are without merit and conflict with the express terms of the Alliance Agreement.

This distributor has also informed us that it expects to return retail merchandise to us which would result in an additional obligation of ours in the amount of approximately $1.1 million. However, we have informed the distributor that we will not accept any further product returns unless and until we are provided with evidence acceptable to us that those products were in fact purchased from us and meet the criteria for product returns set forth in the Alliance Agreement.

We have recently engaged in settlement discussions with the distributor, which to date have not been successful in resolving our disputes. It may be necessary to commence legal action to resolve all claims and settle this dispute. In the event this occurs by either party, we expect to vigorously pursue an equitable outcome. However, litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant or that the outcome of any potential litigation will be favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Nonemployee Directors Stock Plan adopted by our board of Directors in October 2005, we issued shares of our Common Stock to our nonemployee directors during the period of April 1 to June 30, 2006 as set forth in the table below. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Issuance	Number of Shares Issued to each Non-Employee Director	Total Number of Shares Issued to Non-Employee Directors

April 15, 2006	3,448	20,688

May 15, 2006	3,846	30,768

June 15, 2006	5,000	40,000

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 27, 2006. A majority of our voting shares were present at the meeting, either in person or by proxy. At the Annual Meeting, as set forth in the table below, our stockholders elected Howard Safir, Richard J. Berman, Victor A. DeMarines, Bruce Galloway (who subsequently resigned), John Gutfreund, Asa Hutchinson, Kenneth A. Minihan, Joseph R. Rosetti and Steven Walin to the Board of Directors.

Directors	Votes For	Votes Withheld
Howard Safir	32,290,585	1,480,450
Richard J. Berman	32,324,975	1,446,060
Victor A. DeMarines	32,324,986	1,446,049
Bruce Galloway	32,324,975	1,446,060
John H. Gutfreund	32,324,986	1,446,049
Asa Hutchinson	32,324,975	1,446,060
Kenneth A. Minihan	32,324,986	1,446,049
Joseph R. Rosetti	32,324,986	1,446,049
Steven Walin	32,324,986	1,446,049

In addition, as set forth below, at the Annual Meeting, stockholders approved

•	an amendment to our Certificate of Incorporation increasing the number of our authorized shares of Common Stock from 75,000,000 to 200,000,000,

•	An increase in the number of shares of Common Stock available under our 2004 Long-Term Incentive Plan from 5,939,913 to 10,000,000, and

•	The appointment of Mercadien, P.C., Certified Public Accountants, as our independent auditors for 2006.

Proposal To Increase Authorized Shares To 200,000,000

For	Against	Abstain
30,889,143	2,805,881	76,011

Proposal To Increase Shares Under 2004 Plan to 10,000,000

For	Against	Abstain	Broker Non-Votes
13,656,204	2,406,663	82,511	17,625,657

Proposal To Ratify Appointment Of Auditors

For	Against	Abstain
32,483,553	174,479	1,113,003

Item 6. Exhibits.

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GVI SECURITY SOLUTIONS, INC.

Date: August 15, 2006	By:	/s/ Joseph Restivo
Name: Joseph Restivo
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934