Form 10-Q
period 2006-09-30
GVI SECURITY SOLUTIONS INC
filed 2006-11-17
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

_________________________________________
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

As of November 13, 2006 there were 178,275,973 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS:
Current Assets
Cash	$1,618	$3,284
Accounts receivable, net	6,305	7,688
Inventory	3,091	7,127
Refundable income tax receivable	-	643
Prepaids and other current assets	639	917
Current assets of discontinued operations	-	2,850
Total Current Assets	11,653	22,509

Property and Equipment, net	461	748
Deferred loan origination fee, net	359	809
Goodwill	-	544
Intangibles, net	-	532
Other assets	32	84
Total Assets	$12,505	$25,226

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable	$6,320	$7,036
Accrued expenses	1,695	1,490
Capitalized lease obligations, current	76	118
Senior term note, current	1,669	2,080
Liabilities of discontinued operations	400	70
Total Current Liabilities	10,160	10,794

Capital lease obligations, net of current portion	82	139
Revolving credit facility	6,327	8,495
Senior term note, net of current portion	456	1,195
Total Liabilities	17,025	20,623

Commitments and Contingencies

Stockholders' (Deficit) Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized and 53,275,973 issued and outstanding at September 30, 2006; 75,000,000 shares authorized and 50,258,003 shares issued and outstanding at December 31, 2005	53	50
Additional paid-in capital	23,701	22,837
Accumulated deficit	(28,274)	(18,284)
Total Stockholders' (Deficit) Equity	(4,520)	4,603
Total Liabilities and Stockholders' (Deficit) Equity	$12,505	$25,226

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	(In thousands, except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues	$10,067	$10,936	$32,920	$31,144

Cost of Revenues	9,445	9,390	28,360	26,638

Gross Profit	622	1,546	4,560	4,506

Selling, General and Administrative Expenses	2,794	3,934	9,865	11,187
Impairment of goodwill and other intangible assets	977	-	977	-

Operating Loss	(3,149)	(2,388)	(6,282)	(6,681)

Interest Expense	399	315	966	708

Loss from continuing operations before income taxes and income (loss) from discontinued operations	(3,548)	(2,703)	(7,248)	(7,389)

Income Tax Expense	22	32	68	55
Loss from continuing operations before income (loss) from discontinued operations	(3,570)	(2,735)	(7,316)	(7,444)

Income (loss) from discontinued operations, net of taxes	576	147	(2,674)	1,495

Net loss	$(2,994)	$(2,588)	$(9,990)	$(5,949)

Basic and diluted loss per share
Continuing operations	$(0.06)	$(0.05)	$(0.13)	$(0.15)
Discontinued operations	$0.01	$0.00	$(0.05)	$0.03
Net loss per share (basic and diluted)	$(0.05)	$(0.05)	$(0.18)	$(0.12)

Shares Used in Calculation of Net Loss per share	53,232	50,125	51,679	50,125

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	(In thousands)
	Nine Months Ending September 30
	2006	2005
Cash Flows Provided By (Used In) Operating Activities
Net Loss	$(9,990)	$(5,949)
Adjustments To Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Loss (Income) from discontinued operations, net of tax	2,674	(1,495)
Depreciation and amortization from continuing operations	381	396
Loss on retirement of assets	50	-
Impairment of goodwill and intangible assets	977	-
Amortization of deferred loan origination fee	450	450
Compensation costs and expenses for stock and options issued	567	-
Changes in Assets and Liabilities
Accounts receivable, net	1,383	797
Inventory	4,036	1,047
Refundable income tax receivable	643	-
Prepaids and other current assets	278	372
Other assets	2	-
Accounts payable	(716)	(4,914)
Accrued expenses	205	(918)
Net Cash Provided By (Used In) Operating Activities From Continuing Operations	941	(10,214)

Net Cash Provided By (Used In) Operating Activities
Of Discontinued Operations	506	(1,271)
Net Cash Provided By (Used In) Operating Activities	1,447	(11,485)

Cash Flows Provided By (Used In) Investing Activities
Purchase of property and equipment	(45)	(207)
Proceeds from sale of investment	50	-
Net Cash Provided By (Used in) Investing Activities	5	(207)

Cash Flows Provided By (Used In) Financing Activities
Net proceeds from (repayments of) revolving credit facility	(2,168)	3,465
Principal payments of Senior term note	(850)	(908)
Principal payments of capitalized lease obligations	(99)	(126)
Net Cash (Used In) Provided by Financing Activities	(3,117)	2,431

Net Decrease in Cash	(1,666)	(9,261)
Cash, Beginning of Period	3,284	13,398
Cash, End of Period	$1,618	$4,137
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$691	$258
Cash paid for income taxes	2	31

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$300	$67
Restricted cash paid to satisfy stock repurchase obligation	$—	$10,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company provides video surveillance security solutions that are deployed in the commercial and homeland security market segments. Products are sold primarily to distributors and system integrators that specialize in providing security products and services to these business segments.

Basis of Presentation

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Certain reclassifications have been made to the 2005 financial statements for consistency purposes, including reclassifications of certain revenue and expense amounts relating to the three and nine month periods ending September 30, 2005. These reclassifications include (1) classification of net freight billed to customers as a reduction of costs of revenue, and (2) classification of certain warehousing, technical support and assembly expenses as costs of revenue.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. All material intercompany transactions, balances and profits have been eliminated.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2005 and 2004, and the nine months ended September 30, 2006, the Company experienced, and continues to experience, negative cash flow and operating losses, which have resulted in a significant reduction in the Company’s cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Subsequent to September 30, 2006, the Company raised $5 million in gross proceeds in a private placement of common stock and convertible notes. The Company may need to raise additional capital in the future to finance its operations, and management can not provide assurance that the Company will be successful in this effort.

Discontinued Operations

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. In connection with the discontinuance of the Retail Channel business for the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company wrote down assets identified with the retail business by approximately $2.2 million and $1.4 million, respectively, net of applicable tax benefit, to net realizable value. In addition, net returns and allowances recorded for the discontinued Retail Channel business for the nine months ended September 30, 2006 were approximately $900,000, all of which occurred in the first six months of 2006. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The results of the discontinued operations do not include any allocation of corporate overhead during the periods presented.

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under an alliance agreement. The Company has written off all remaining net assets associated with the Retail Channel business, and has accrued a reserve of $400,000 for estimated remaining obligations associated with completing the termination of this business channel.

Income Taxes

The Company has incurred significant operating losses over the past several fiscal years, which has generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, assuming full conversion of convertible promissory notes issued to these investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change.

Income tax expense for the three and nine month periods ending September 30, 2006 and 2005 relate to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business.

Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective January 1, 2005. SFAS No.142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment using the guidance for measuring impairment set forth in this statement.

The Company tested for impairment using the guidance for impairment set forth in SFAS 142, and it was determined by the Company, based on testing results obtained from an independent third party, that there was no impairment at December 31, 2005.

During the quarter ended September 30, 2006, management concluded that the Rapor product line no longer fit the Company’s existing distribution channels and market strategy and, accordingly, recorded impairment costs of approximately $1 million resulting from the write-off of goodwill totaling $544,436, and the write-off of the remaining net book value of the trademark and technology associated with Rapor products totaling $433,000.

Concentration of Risks

Samsung Electronics Distribution Agreement

The Company was party to a product distribution agreement with Samsung Electronics Co. Ltd. (“Samsung”) that gave the Company the exclusive right to sell Samsung products in the professional channel, as well as the exclusive right to sell Samsung products in the retail channel to a major national retailer. The exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005. In January 2006 Samsung also terminated the remaining exclusivity associated with the professional market as a result of the Company’s failure to achieve minimum purchase requirements in accordance with the distribution agreement. In the first quarter of 2006, Company management elected to discontinue its retail business, and no longer sells Samsung retail products.

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder.

Credit Risk Concentration

At September 30, 2006, approximately $1,664,000 (20%) and $2,224,000 (26%), respectively, of the Company's accounts receivable were due from two particular customers. The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

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

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net loss as reported	$(5,949)	$(2,588)
Option-based employee compensation, net of related taxes	41	7

Pro forma net loss	$(5,990)	$(2,595)

Basic and diluted net (loss) per share—as reported	$(0.12)	$(0.05)
Basic and diluted net (loss) per share—pro forma	$(0.12)	$(0.05)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the period indicated:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	-%	-%
Risk-free factors	4.7%	3.5%
Volatility factors	47%	74%
Option Lives in Years	6.0	3.0

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s third quarter loss before taxes, and its net loss for the nine months ended September 30, 2006, were approximately $0 and $261,000 lower, respectively, than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. The change to basic and diluted loss per share was less than ($0.01).

NOTE 2 ~ SUBSEQUENT EVENTS

Convertible Subordinated Debt Financing

On October 6, 2006, the Company completed a $5 million private placement, consisting of 100 units (“Units”) at a price of $50,000 per unit. Each Unit consists of 1,250,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note (“Convertible Notes”) in the principal amount of $45,000, convertible into 11,250,000 shares of Common Stock at a conversion price equal to $.004. The conversion price is subject to equitable adjustments for stock splits, stock dividends, and similar events. The Company may repay the Convertible Notes at maturity through the issuance of common stock, so long as the market price of the common stock is no less than 150% of the conversion price at maturity. The Convertible Notes may not be converted into Common Stock until the Company effects an amendment to its certificate of incorporation effecting a reverse stock split providing for a sufficient number of authorized shares of Common Stock to permit such conversion. The conversion price of the Convertible Notes was less than the market price of the Company’s common stock on the date of the transaction. In accordance with EITF 98-5 the Company recognized a debt discount of $4.5 million associated with the beneficial conversion feature of the Convertible Notes. Additionally, the Company issued warrants to purchase an aggregate of 93,750,000 shares of Common Stock at a price of $.004 per share as a consulting fee to a company controlled by a new stockholder. Pursuant to EITF 96-18, this warrant has been valued at the fair value of the services provided resulting in a charge to earnings in the quarter ending December 31, 2006 of $375,000. The warrants are subject to pro-rata adjustment upon completion of the Company’s 50-for-1 reverse split.

Assuming the (1) issuance of the Units, including the discount associated with beneficial conversion feature of the Convertible Notes and consulting charges associated with the warrant issuance, and (2) conversion of the Convertible Notes, resulting in the recognition of the debt discount as interest expense, had occurred at September 30, 2006, the Company’s Pro Forma Condensed Balance Sheet would be as follows. This presentation is not indicative of that which would have been attained had the transaction occurred at an earlier date.

	September 30, 2006, as presented	Pro Forma Adjustments	(Pro Forma) September 30, 2006
ASSETS:
Current Assets:
Cash and equivalents	$1,618	$5,000	$6,618
Accounts receivable	6,305	-	6,305
Inventory	3,091	-	3,091
Other current assets	639	-	639
Total current assets	$11,653	$5,000	$16,653

Deferred loan origination fees, net	359	-	359
Property and other assets	493	-	493
Total assets	$12,505	$5,000	$17,505

LIABILITIES & EQUITY: Current Liabilities:
Accounts payable	$6,320	$-	$6,320
Accrued expenses	1,695	-	1,695
Convertible term note, current	1,669	-	1,669
Other current liabilities	476	-	476
Total current liabilities	$10,160	$-	$10,160

Convertible revolving credit facility	6,327	-	6,327
Subordinated Convertible Notes, net	-	-	-
Other liabilities	456	-	456
Total liabilities	$17,025	$-	$17,025
Total Stockholders’ equity	$(4,520)	$5,000	$480
Total liabilities & Stockholders’ equity	$12,505	$5,000	$17,505

Approximately $3 million of the proceeds of the private placement were immediately used to pay past due amounts owed Samsung for security products previously purchased by the Company, and approximately $108,000 was paid to a consulting group owned and controlled by the Company’s former Chairman. The balance of the net proceeds from the private placement will be used primarily for working capital, fund operating losses and to pay expenses incurred in connection with the private placement.

In conjunction with the closing of the private placement described above, five of the Company’s directors resigned and were replaced by five new directors.

The investors in the private placement have agreed to exercise the conversion option immediately upon the effectiveness of the Company’s 50-for-1 reverse stock split, which the Company expects to occur on or about November 27, 2006. Assuming completion of the reverse stock split and note conversion, the investors in the private placement as a group would be the beneficial owners of approximately 96% (approximately 80% assuming full conversion of all outstanding options and warrants) of the outstanding shares of the Company’s Common Stock.

Employment Agreements

Simultaneously with the private placement, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 94,089,763 shares of the Company’s Common Stock at an exercise price of $.004 per share vesting over a three-year period, and have amended the definition of “Cause” for termination purposes under each of the employment agreements to include the Company’s incurrence of a net loss, as defined in the amendments, in the quarter ending June 30, 2007. The new options may not be exercised until such time as the Company has available for issuance a sufficient number of unissued shares of authorized Common Stock so as to permit such exercise. These options are subject to pro-rata adjustment upon completion of the Company’s 50-for-1 reverse split. Pursuant to the amendments, the two officers agreed to forfeit all stock options previously granted to them under their employment agreements as well as the right to be issued additional stock options upon the closing of a private placement of the Company’s securities.

NOTE 3 ~ LAURUS CREDIT FACILITY

Senior Debt and Line of Credit

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus under which the Company was provided with a $5 million term loan and a $10 million revolving credit facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the revolving credit facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. The Company also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Both the shares and exercise price of these warrants are subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split. Borrowings under the Laurus financing are secured by all assets of the Company. At September 30, 2006, $2.1 million in principal was outstanding under the Term Loan and $6.3 million in principal was outstanding under the revolving credit facility. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The loan documents with Laurus required the Company’s Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines, the Company issued Laurus additional seven-year warrants to purchase an aggregate of 400,000 shares of Common Stock at a price of $3.50 per share, subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split. The fair value of these warrants at date of issue was expensed. The Company’s Common Stock began being quoted on the NASD Over the Counter Bulletin Board on December 13, 2004.

The term loan is evidenced by a Secured Convertible Term Note (“Term Note”) and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly.

Prior to the October 2006 amendment described below, the interest rate under the Term Note was subject to downward adjustment at the end of each month so that if at the end of the applicable month the Company had registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the Term Note would be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of the Common Stock, at the end of the month, in excess of the conversion price under the Term Note.

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were made in shares of Common Stock valued at the conversion price. In addition prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. In addition, prior to the October 2006 amendment described below, the interest rate under the revolving credit facility was previously subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. The revolving credit facility terminates, and borrowings thereunder become due, on December 31, 2007.

Amounts outstanding under the revolving credit facility were initially convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the revolving credit facility and/or Laurus converts loans under the revolving credit facility into Common Stock, the Company could reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 1,340,000 shares of the Company’s Common Stock was reduced from $3.50 to $0.60. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $0.15 from $1.91, and Laurus converted such amount of principal into 2,000,000 shares of the Company’s Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, the Company recorded an interest charge of approximately $76,000 in the second quarter of 2006. In addition, the Company also recorded a charge of approximately $20,000 from the reduction of the conversion price of $300,000 of convertible term debt principal in June 2006.

On October 4, 2006, in connection with the private placement referred to above, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 will be due under the Term Note for the months of January 2007 through December 2007.

Accordingly, after giving effect to the amendments above, amortizing payments of principal on the Term Note, which commenced September 1, 2004, are provided below as follows:

Period	Principal Amount
October 2006 through December 2006	$100,000 per month
January 2007 through December 2007	$152,083 per month

Loan Origination Fees

The Company incurred and capitalized origination and finders fees associated with the Laurus credit facility of approximately $1.8 million. These fees are amortized into interest expense on the straight line basis over the initial term of the loan of three years. Also included in the capitalized origination fees is compensation of approximately $112,000 relating to the issuance of warrants to purchase 1,034,000 shares of the Company’s Common Stock. These fees will be fully amortized in May 2007.

NOTE 4 ~ Capitalized Leases

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $316,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at September 30, 2006 were as follows ($ in thousands):

2006	$21
2007	83
2008	53
2009	12
169
Less amounts relating to interest	11
Total capital lease obligations	158
Less current portion	76
Capital lease obligations, noncurrent	$82

NOTE 5 ~ COMMITMENTS & CONTINGENCIES

General

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company estimates that any liability that it may have for sales taxes would not have a material effect on its financial condition or results of operations.

The Company is also party to other disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on September 30, 2009. Under the terms of the lease, the Company paid no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease. Accordingly, the effects of the rent deferral have been accrued.

The minimum annual rentals under the non-cancelable lease for the remaining periods ended years ended December 31 are as follows ($ in thousands):

2006	$77
2007	308
2008	308
2009	231
$924

Termination Agreement with Nazzareno E. Paciotti

On March 28, 2006, the Company and Nazzareno E. Paciotti, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Paciotti’s employment with the Company and to his resignation as a director and officer of the Company and its subsidiaries. Under the terms of the Mutual Separation Agreement, Mr. Paciotti was entitled to receive severance payments equal to one year of his annual base salary of $300,000 payable over 12 months. In addition, under the separation agreement, Mr. Paciotti was entitled to continue to receive medical benefits through January 24, 2008. At December 31, 2005, approximately $335,000 was accrued for this obligation, and at June 30, 2006 approximately $250,000 remained on the obligation. The Company also agreed that Mr. Paciotti’s options to purchase 625,000 shares of Common Stock would vest in full and be exercisable in full until December 31, 2006. Mr. Paciotti agreed to release the Company in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

In September 2006 the Company entered into agreement with Mr. Paciotti whereby the Company paid Mr. Paciotti a one-time payment of $85,925 in satisfaction of all remaining obligations under the Mutual Separation Agreement, which resulted in an increase to earnings of $128,888 in the quarter ended September 30, 2006.

Employment Agreements

On October 4, 2006, in connection with the private placement noted earlier, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 94,089,763 shares of the Company’s Common Stock at an exercise price of $.004 per share vesting over a three-year period, and have amended the definition of “Cause” for termination purposes under each of the employment agreements to include the Company’s incurrence of a net loss, as defined in the amendments, in the quarter ending June 30, 2007. The new options may not be exercised until such time as the Company has available for issuance a sufficient number of unissued shares of authorized Common Stock so as to permit such exercise. Pursuant to the amendments, the two officers agreed to forfeit all stock options previously granted to them under their employment agreements as well as the right to be issued additional stock options upon the closing of a private placement of the Company’s securities.

NOTE 6 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 5,939,913 shares of Common Stock for issuance thereunder. In June 2006 the shares available under this Plan increased from 5,939,913 to 10,000,000, and in October 2006 the shares available under this Plan increased to 295,000,000.

In March 2006, the Company granted to the Chief Executive Officer and Chief Financial officer certain employees options to purchase a total of 3,750,000 shares of Common Stock exercisable at $.16 to $.80 per share. These options were not granted under a plan.

A summary of the status of the Company’s stock options as of December 31, 2005, and the changes during the six months ended September 30, 2006, is presented below.

	Number of Shares	Range of Exercise Prices
Outstanding at January 1, 2006	4,221,752	$0.32 - 65.00
Granted	3,750,000	$0.16 -0.80
Exercised	-	$-
Forfeited	(908,702)	$0.32 -2.60
Outstanding at September 30, 2006	7,063,050	$0.16 - 65.00
Options Exercisable at September 30, 2006	5,097,633
Weighted-average fair value of options remaining exercisable at September 30, 2006		$0.05

The following table summarizes information about stock options outstanding as of September 30, 2006:

Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding At September 30,2006	Weighted-average Remaining Contractual Life	Number Outstanding at September 30,2006
$0.16	250,000	9.5 years	125,000
0.30	1,000,000	9.4 years	1,000,000
0.32	566,742	6.8 years	566,742
0.50	250,000	9.5 years	125,000
0.52	1,000,000	9.4 years	500,000
0.78	250,000	9.5 years	125,000
0.80	1,000,000	9.4 years	500,000
0.85	100,000	8.5 years	50,000
1.50	815,000	8.3 years	668,333
2.60	1,825,000	7.4 years	1,431,250
Over $32.00	6,308	3.2 years	6,308
	7,063,050		5,097,633

As noted earlier, subsequent to September 30, 2006, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 94,089,763 shares of the Company’s Common Stock at an exercise price of $.004 per share vesting over a three-year period. In addition, another 94,089,763 shares were made available for distribution to other key management members. Under the terms of the amendment, the two officers agreed to forfeit previously issued and outstanding options totaling 3,750,000, which were granted in the quarter ending March 31, 2006.

All outstanding options are subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split.

NOTE 7 ~ WARRANTS

Summary of the Company’s outstanding warrants at September 30, 2006 are as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price
Laurus Master Fund	1,340,000	4.8	$0.60
Laurus Finder’s Fee	94,000	4.7	$3.50
ESI	3,000,000	5.1	$1.50
Rapor shareholders	1,353,925	5.2	$3.04
Oct. 2004 bridge financing	766,665	3.1	$1.50
Consultant	175,000	3.1	$3.50 - 5.00
Other	13,743	0.7	$7.80 - 32.50
	6,743,333

As noted previously, in conjunction with the private placement transaction completed subsequent to September 30, 2006, the Company issued five-year warrants to purchase an aggregate of 93,750,000 shares of Common Stock at a price of $.004 as a consulting fee to a Company controlled by a new stockholder. The warrants may not be exercised until such time as the Company has available for issuance a sufficient number of unissued shares of authorized common stock so as to permit such exercise, and are subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues decreased approximately $869,000, or 8% to approximately $10.1 million in the three months ended September 30, 2006 from approximately $10.9 million in the three months ended September 30, 2005. The decrease was attributable to (i) a decrease of approximately $350,000, or 3%, in sales of professional products, and (ii) a decrease of approximately $565,000, or 94%, in enterprise solutions revenues. During the quarter ended September 30, 2006, our principal professional product supplier, Samsung, suspended shipment of products as a result of a reduction in our credit limit, causing us to maintain lower levels of inventory during the quarter. These lower levels of inventory negatively impacted sales to the professional channel. As noted below, on October 2, 2006, we entered into a new Product Distribution Agreement with Samsung, under which we were granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America through December 31, 2010. In conjunction with this agreement and our payment of $3 million for past-due amounts, Samsung resumed shipments to us. The reduction in enterprise solutions revenues reflects sales of the Rapor portal during the three months ended September 30, 2005, with no corresponding sales in the three months ended September 30, 2006. During the quarter ended September 30, 2006, management concluded that the Rapor product line no longer fit our existing distribution channels and market strategy and, accordingly wrote-off goodwill, trademarks and technology associated with this product line. We are currently evaluating opportunities to dispose of our Rapor products, and have discussed the licensing and/or sale of this business line with several parties. Also, we continue to introduce new products to complement our existing professional line, and will continue to focus on the professional market through various channels.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold increased approximately $55,000 or 1% to approximately $9.5 million for the three months ended September 30, 2006, from approximately $9.4 million in the three months ended September 30, 2005. This increase was due primarily to adjustments to reflect slow-moving inventory to their net realizable value reflected in the three months ended September 30, 2006 totaling approximately $1 million, with no such adjustment reflected in the three months ended September 30, 2005. The increase was offset by lower sales volume in the enterprise solutions channels, as well as improved gross margins in the professional channel generated from the sale of new camera and digital video recorder products.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2006 decreased to approximately $622,000 from approximately $1.5 million for the three months ended September 30, 2005, and gross profit as a percentage of revenues decreased to approximately 6.2% for the three months ended September 30, 2006 compared with approximately 14.1% for the three months ended September 30, 2005. Had we not reflected the $1 million slow-moving inventory adjustment in the three months ending September 30, 2006, our gross margins would have been approximately 17% for this three month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased approximately $1.1 million, or 28%, to approximately $2.8 million in the three months ended September 30, 2006 from approximately $3.9 million in the three months ended September 30, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately $1.3 million, or 50%, to approximately $1.2 million in the three months ended September 30, 2006 from approximately $2.5 million in the three months ended September 30, 2005. The decrease was primarily due to (i) the elimination of approximately $190,000 of quarterly expense related to the licensing agreement with Cybasec Ltd. entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $310,000 in sales and marketing staff salaries and related benefits, (iii) a decrease of approximately $530,000 in promotional expenses, and (iv) a decrease of approximately $200,000 in travel and other sales administration costs.

General and Administrative. General and administrative expenses increased approximately $200,000, or 15%, to approximately $1.6 million for the three months ended September 30, 2006 from approximately $1.4 million for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily the result of an increase in bad debt expense of approximately $157,000, as well as increases in various other administrative expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended September 30, 2006, the Company recorded impairment costs of approximately $1 million. These costs resulted from the write-off of goodwill of approximately $544,000, as well as the write-off of the remaining net book values of trademark and technology associated with the Rapor products of approximately $433,000. No similar impairment expenses were recorded in the three months ended September 30, 2005.

INTEREST EXPENSE

Net interest expense for the three months ended September 30, 2006 increased 26% to approximately $399,000 from approximately $315,000 in the three months ended September 30, 2005. This increase is a result of a higher average interest rate during the three months ended September 30, 2006 compared with the three months ended September 30, 2005. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the revolving credit facility.

INCOME TAX EXPENSE (BENEFIT)

We recorded a provision for federal, state and local income tax of approximately $22,000 for the three months ended September 30, 2006, which was 31% lower as compared to an expense of approximately $32,000 for the three months ended September 30, 2005. The $22,000 tax expense relates to state franchise taxes that are due in various states in which we are licensed and transact business. We believe that any provision for federal and state tax benefits due to our loss for the three months ended September 30, 2006 would be offset by an equal increase in a valuation allowance as a result of our past recurring operating losses.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, was approximately $576,000 for the three months ended September 30, 2006, compared to income from discontinued operations of approximately $147,000 for the three months ended September 30, 2005, an increase of 292%. The income recorded for the three months ended September 30, 2006 reflects (i) the transfer of approximately $500,000 of inventory in settlement of a dispute with our former distributor to the retail channel, and (ii) the elimination of a $1.1 million liability for potential future returns of retail products in connection with that settlement. In comparison, income for the three months ended September 30, 2005 was the result of a one-time reimbursement of $600,000 from a major supplier of our retail product line, offset by the effects of negative net revenue resulting from returns in excess of gross sales during this period. Operating results from discontinued operations do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net loss of approximately $3.0 million for the three months ended September 30, 2006 compared with a net loss of approximately $2.6 million for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $1.8 million, or 6% to approximately $32.9 million in the nine months ended September 30, 2006 from approximately $31.1 million in the nine months ended September 30, 2005. The increase reflects a $2.9 million increase, or 9%, in sales of professional products, offset by a decrease of approximately $1.2 million, or 91%, in enterprise solutions revenues. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. The reduction in enterprise solutions revenues reflects sales of the Rapor portal during the nine months ended September 30, 2005, with no corresponding sales in the nine months ended September 30, 2006. As previously noted, during the quarter ended September 30, 2006, management concluded that the Rapor product line no longer fit our existing distribution channels and market strategy, and accordingly, wrote-off goodwill and intangibles associated with this product line. We are currently reviewing opportunities to dispose of our Rapor products, and have discussed the licensing and/or sale of this business line with several parties. We continue to introduce new products to complement our existing lines, and will continue to focus on the professional market through various channels.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold increased approximately $1.7 million, or 6% to approximately $28.4 million for the nine months ended September 30, 2006, from approximately $26.6 million in the nine months ended September 30, 2005. This increase was due to the increased revenue volume from the sale of professional products, partially offset by improved margins on professional products, which resulted in an overall increase in cost of sales for professional products of $1.2 million for the nine months ending September 30, 2006 as compared to the nine month period ending September 30, 2005. In addition, cost of sales related to enterprise sales decreased $850,000 for the period ending September 30, 2006 as compared to the comparable period in 2005 as a result of the absence of sales of the Rapor product in 2006. Also, we recorded adjustments to reflect slow-moving inventory to their net realizable value in the nine months ended September 30, 2006 totaling approximately $1 million, with no such adjustment reflected in the nine months ended September 30, 2005. The overall increase in cost of goods sold was also the result of additional warehouse and assembly costs of approximately $350,000 in the nine months ending September 30, 2006 compared with the nine months ending September 30, 2005.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2006 increased to approximately $4.6 million from approximately $4.5 million for the nine months ended September 30, 2005, and gross profit as a percentage of revenues decreased to 13.9% for the nine months ended September 30, 2006 compared with 14.5% for the nine months ended September 30, 2005. Had we not reflected the $1 million slow-moving inventory adjustment in the three months ending September 30, 2006, our gross margins would have been 17% for this nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 12% to approximately $9.9 million for the nine months ended September 30, 2006 from approximately $11.2 million for the nine months ended September 30, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 37% to approximately $4.4 million in the nine months ended September 30, 2006 from approximately $6.9 million in the nine months ended September 30, 2005. The decrease was primarily due to (i) the elimination of approximately $590,000 of expense related to the licensing agreement with Cybasec Ltd. entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $570,000 in sales and marketing staff salaries and related benefits, (iii) a decrease of approximately $870,000 in promotional expenses, and (iv) a reduction in travel and other various general and administrative expenses of $500,000.

General and Administrative. General and administrative expenses increased 31% to approximately $5.5 million for the nine months ended September 30, 2006 from approximately $4.3 million for the nine months ended September 30, 2005.  Major items resulting in the increased general and administrative expense were (i) approximately $710,000 in personnel termination costs during the nine month period, (ii) stock based compensation expense of approximately $260,000 recorded due to the adoption of SFAS 123R effective January 1, 2006, with no comparable expense in 2005, (iii) an increase in bad debt expenses of approximately $550,000. These increases were partially offset by decreases in various other general and administrative expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended September 30, 2006, the Company recorded impairment costs of approximately $1 million, These costs resulted from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with the Rapor products of approximately $433,000. No similar impairment expenses were recorded in the nine months ended September 30, 2005.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2006 increased 36% to approximately $966,000 from approximately $708,000 in the nine months ended September 30, 2005. The increase was due to higher outstanding borrowings and a higher average interest rate during the nine months ended September 30, 2006 compared with the nine month period ended September 30, 2005. The higher average interest rates resulted from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the revolving credit facility. As a result of the conversion price under the facility exceeding the market price of our Common Stock for the nine months ended September 30, 2006, the interest rate for the period was equal to the prime rate plus two percent. The combined effect of these factors resulted in increased interest charges of approximately $258,000 for the nine-month period ended September 30, 2006.

INCOME TAX EXPENSE (BENEFIT)

We recorded a provision for federal, state and local income tax of approximately $68,000 for the nine months ended September 30, 2006, as compared to an expense of approximately $55,000 for the nine months ended September 30, 2005. The $68,000 expense relates to state franchise taxes due in various states in which we are licensed and transact business. We believe that any provision for federal and state tax benefits due to our loss for the nine months ended September 30, 2006 would be offset by an equal increase in a valuation allowance as a result of our history of recurring operating losses.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was approximately $2.7 million for the nine months ended September 30, 2006, compared to income from discontinued operations of approximately $1.5 million for the nine months ended September 30, 2005. The loss for the nine months ended September 30, 2006 reflects negative revenues and reserves recorded in connection with returns of retail products sold in prior periods, and write downs of returned retail inventories. In September 2006 we entered into an agreement with our retail distribution agent whereby the parties terminated the alliance agreement and the respective rights and obligations of the parties thereunder. In addition, we transferred substantially all of our remaining retail inventory in satisfaction of any and all remaining outstanding and future return obligations. In comparison to our negative revenues for the nine months ended September 30, 2006, we had net revenues of approximately $13.8 million for the nine months ended September 30, 2005. Operating results from discontinued operations do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net loss of approximately $10.0 million for the nine months ended September 30, 2006 compared with a net loss of approximately $5.9 million for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash and equivalents of approximately $1.6 million, working capital of approximately $1.5 million, outstanding balances of $2.1 million under the Laurus term loan, and outstanding balances of $6.3 million under the Laurus revolving credit facility. In comparison, at December 31, 2005, we had cash and equivalents of approximately $3.3 million, working capital of approximately $11.7 million, an outstanding balance of $3.3 million under the Laurus term loan, and outstanding balances under the Laurus revolving credit facility of approximately $8.5 million. Additionally, we had borrowing availability of approximately $473,000 at September 30, 2006, with no such availability at September 30, 2005.

Cash decreased from $3.3 million at December 31, 2005 to $1.6 million at June 30, 2006 primarily as a result of (i) cash operating losses of approximately $1.0 million, and (ii) term loan principal and interest payments of $1.3 million. These factors were partially offset by cash generated from discontinued operations of approximately $506,000, and the receipt of refundable income taxes of approximately $650,000 from December 31, 2005 to September 30, 2006.

Subsequent to September 30, 2006, as described below, we raised $5 million in gross proceeds in a private placement of common stock and convertible notes. The Company may need to raise additional capital in the future to finance its operations; however, there can be no assurance whether the Company will be able to do so.

Secured Subordinated Debt Financing

On October 6, 2006, we completed a $5 million private placement, consisting of 100 units (“Units”) at a price of $50,000 per unit. Each Unit consists of 1,250,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note (“Convertible Notes”) in the principal amount of $45,000, convertible into 11,250,000 shares of Common Stock at a conversion price equal to $.004. The conversion price is subject to equitable adjustments for stock splits, stock dividends, and similar events. The Convertible Notes may not be converted into Common Stock until we effect an amendment to our certificate of incorporation effecting a reverse stock split providing for a sufficient number of authorized shares of Common Stock to permit such conversion. Our Board of Directors and stockholders have approved a 50-for-1 reverse split of the Common Stock, expected to be effected on or about November 27, 2006, which would permit the conversion of the Convertible Notes. The conversion price of the Convertible Notes was less than the market price of the Company’s common stock on the date of the transaction. In accordance with EITF 98-5 the Company recognized a debt discount of $4.5 million associated with the beneficial conversion feature of the Convertible Notes. Subsequent to September 30, 2006, the investors in the private placement agreed to exercise the conversion option immediately upon the effectiveness of the Company’s 50-for-1 reverse stock split.

The Convertible Notes bear interest at a rate of 6% per annum, payable quarterly, at the Company’s option, in cash or additional shares of Common Stock valued at the conversion price then in effect. At maturity, the Convertible Notes may be repaid with shares of the Company’s Common Stock at the conversion price then in effect, at the Company’s option. The Convertible Notes are secured by a general lien on all of the Company’s assets, which is subordinate to the liens of the Company’s senior lender, Laurus Master Fund, Ltd.

As part of the transaction, the Company agreed to issue a warrant to purchase 93,750,000 shares of Common Stock at a price of $.004 per share to a consultant as a finder’s fee. The warrant may not be exercised until such time as the Company has available for issuance a sufficient number of unissued shares of authorized Common Stock so as to permit such exercise, and are subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split. Pursuant to EITF 96-18, this warrant has been valued at the fair value of the services provided, resulting in a charge to earnings in the quarter ending December 31, 2006 of $375,000.

Approximately $3 million of the proceeds of the private placement were used to repay past due amounts owed Samsung for security products previously purchased by the Company, as well as approximately $108,000 paid to a consulting group owned and controlled by an existing shareholder. The balance of the net proceeds from the private placement will be used primarily for working capital and to pay expenses incurred in connection with the private placement.

Laurus Credit Facility

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. (“Laurus”) under which we were provided with a $5 million term loan and a $10 million revolving credit facility. At closing, we borrowed $5 million under the term loan and $10 million under the revolving credit facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 940,000 shares of Common Stock at a price of $3.50 per share. We also issued a similar warrant to purchase 94,000 shares of Common Stock to the finder. Both the shares and exercise price of these warrants are subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split. Borrowings under the Laurus financing are secured by all assets of the Company. At September 30, 2006, $2.1 million in principal was outstanding under the Term Loan and $6.3 million in principal was outstanding under the revolving credit facility. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The loan documents with Laurus required our Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines, we issued Laurus additional seven-year warrants to purchase an aggregate of 400,000 shares of Common Stock at a price of $3.50 per share, subject to prorata adjustment upon completion of the Company’s 50-for-1 reverse split. The fair value of these warrants at date of issue was expensed. Our Company’s Common Stock began being quoted on the NASD Over the Counter Bulletin Board on December 13, 2004.

The term loan is evidenced by a Secured Convertible Term Note (“Term Note”) and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly.

Prior to the October 2006 amendment described below, the interest rate under the Term Note was subject to downward adjustment at the end of each month so that if at the end of the applicable month we had registered the shares of Common Stock underlying the Term Note with the SEC, interest payable on the Term Note would be adjusted downward by 200 basis points (two percent) for each incremental 25 percent increase in the market price of the Common Stock, at the end of the month, in excess of the conversion price under the Term Note.

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $2.70 per share. In December 2004 the conversion price was reduced to $1.91 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were made in shares of Common Stock valued at the conversion price. In addition prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. In addition, prior to the October 2006 amendment described below, the interest rate under the revolving credit facility was previously subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. The revolving credit facility terminates, and borrowings thereunder become due, on December 31, 2007.

Amounts outstanding under the revolving credit facility were initially convertible to Common Stock at Laurus's option at a conversion price initially equal to $3.38 per share. In December 2004 the conversion price was reduced to $2.22 under the terms of the anti-dilution feature of the facility. To the extent the Company repays loans outstanding under the revolving credit facility and/or Laurus converts loans under the revolving credit facility into Common Stock, the Company could reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 1,340,000 shares of the Company’s Common Stock was reduced from $3.50 to $0.60. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $0.15 from $1.91, and Laurus converted such amount of principal into 2,000,000 shares of the Company’s Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, the Company recorded an interest charge of approximately $76,000.

On October 4, 2006, in connection with the private placement referred to above, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 will be due under the Term Note for the months of January 2007 through December 2007.

Accordingly, after giving effect to the amendments above, amortizing payments of principal on the Term Note, which commenced September 1, 2004, are provided below as follows:

Period	Principal Amount
October 2006 through December 2006	$100,000 per month
January 2007 through December 2007	$152,083 per month

Samsung Electronics Distribution Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement with Samsung, under which we were granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if we do not achieve the annual minimum purchase amounts, as well as upon our breach of any of our other obligations thereunder.

Going Concern Considerations

The accompanying unaudited condensed and pro forma consolidated financial statements have been presented in accordance with U.S. GAAP, which assumes our continuity as a going concern. However, during the nine months ended September 30, 2006 and in the prior fiscal years, we experienced, and we continue to experience, negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in our cash balances. These factors raise substantial doubt about our ability to continue as a going concern. In addition, we may need to raise additional capital in the future to finance our operations and business model, and there can be assurance in that regard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the nine months ended September 30, 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Laurus bear interest at a fluctuating rate of interest related to the “prime” rate in effect from time to time. Accordingly, increases in the prime rate will increase our interest expense under our agreements with Laurus. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

Item 4. Controls and Procedures.

Our Chief Executive and Chief Financial Officers have concluded, based on their evaluation as of September 30, 2006, that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factor set forth below and the disclosures in this report under “Going Concern Considerations,” care should be considered in evaluating the “Risk Factors” discussed in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition and future results. The risks described in this report and in the Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SUBSTANTIALLY ALL OF OUR SHARES OF COMMON STOCK ARE OWNED BY THE INVESTORS IN OUR OCTOBER 2006 PRIVATE PLACEMENT, WHICH LIMITS THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

Following the closing of the private placement, assuming the full conversion of the Convertible Notes, the investors in the private placement as a group were the beneficial owners of approximately 96% of our outstanding shares of Common Stock, and GVI Investment Company, LLC, the largest investor in the private placement, was the beneficial owner of approximately 48% of our outstanding shares of Common Stock. Accordingly, these stockholders can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Nonemployee Directors Stock Plan adopted by our board of Directors in October 2005, we issued shares of our Common Stock to our nonemployee directors during the period of July 1 to September 30, 2006 as set forth in the table below. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Issuance	Number of Shares Issued to each Non-Employee Director	Total Number of Shares Issued to Non-Employee Directors
July 18, 2006	6,667	40,002
August 15, 2006	12,540	75,240

Item 6. Exhibits.

Number	Description
31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GVI SECURITY SOLUTIONS, INC.

Date: November 16, 2006	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934