Form 10-K
period 2006-12-31
GVI SECURITY SOLUTIONS INC
filed 2007-03-29
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NUMBER 000-21295

GVI SECURITY SOLUTIONS, INC.
(Name of Business Issuer in Its Charter)

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

Indicate by check mark whether the registrant is a well-know seasoned issuer (as defined in Rule 405 of the Securities Act.)     ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.     ☐ Yes   ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $8,632,050. The number of shares outstanding of the registrant’s Common Stock as of March 23, 2007 was 28,006,164.

GVI SECURITY SOLUTIONS, INC.
2006 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof.

PART I

Item 1. Business.

Overview

Through our subsidiaries, we provide video surveillance and security solutions products, incorporating a complete line of video surveillance and detection systems, to the homeland security, professional and business-to-business market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), software systems and networking products that enhance life safety for both government agencies and the private sector.

Our customers include distributors and system integrators that specialize in video surveillance and security products and services, government agencies and private sector businesses. Our technology is available to the United States Government through a General Services Administration (GSA) contract.

Historically, Samsung Electronics has been the primary supplier of the security products that we distribute. We previously sold Samsung’s products under an agreement with Samsung that gave us the exclusive right to sell its products to the professional channel and to a major national retailer. Our exclusive agreement to distribute Samsung products to this retailer expired on December 31, 2005, and Samsung terminated our exclusive right to sell to the professional market in January 2006. As a result of the termination of this agreement and the decline in sales of our products in the retail channel, we discontinued sales of security products to the retail channel. We continue to sell Samsung security products to the professional market, and in October 2006, we entered into a new agreement with Samsung under which we have been granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America through December 31, 2010. Samsung has agreed to a limited non-compete in these territories.

We operate sales and distribution centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil and Bogotá, Colombia.

Corporate History

We were incorporated in Delaware in August 1996 as Thinking Tools, Inc. and initially engaged in developing and marketing business simulation software. In April 1999, we eliminated substantially all of our operations and terminated substantially all of our personnel. In March 2000, we acquired the business of an Internet software and service provider. This business did not generate sufficient revenues to support our operations and was discontinued in December 2000.

From December 2000 until February 20, 2004, we had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, GVI Security, Inc., a Delaware corporation, merged with our newly-formed wholly-owned subsidiary, GVI Security Acquisition Corp., becoming our wholly owned subsidiary, and on April 12, 2004, we changed our name to GVI Security Solutions, Inc.

On December 1, 2004, we acquired Rapor, Inc. in a merger for shares of our Common Stock. Rapor designs and manufactures high security building access portals. Management has concluded that the Rapor product line no longer fits our existing distribution channels and market strategy and, accordingly, during the third quarter of 2006, wrote-off goodwill, trademarks and technology associated with this product line. We are currently evaluating opportunities to dispose of our Rapor products, and have discussed the licensing and/or sale of this business line with several parties.

On October 6, 2006, we completed a $5 million private placement, consisting of 100 Units at a price of $50,000 per unit. Each Unit consisted of 25,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note in the principal amount of $45,000, convertible into 225,000 shares of Common Stock at a conversion price equal to $.20. On November 27, 2006, we effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including approximately $40,460 of accrued interest) were converted to Common Stock. After giving effect to the reverse split and the conversion, we had outstanding 26,392,834 shares of Common Stock, of which 25,202,314 were issued to the purchasers of the Units (2,500,000 on the closing of the October 2006 private placement and 22,702,314 upon conversion of the Convertible Notes in November 2006).

Security Systems Markets

According to a recent industry report, the combined market for the world video surveillance market totaled approximately $4.1 billion in 2003, and is estimated to grow to approximately $8.6 billion by the year 2010. According to this report, the global security market is expected to continue to grow at an average annual rate in excess of 9%, with the primary components of this growth being electronic integrated security systems. We believe that video surveillance products represent the largest components of a typical integrated security system. The industry continues to see significant growth throughout the world fueled by increased fear of terrorism and crime, heightened expectation of safety in public places and institutions, and higher expectations of performance, reliability and architectural appeal.

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

Strategies

Our objective is to provide our customers and partners with a wide range of security products designed to meet the specific needs of the end user. Our goal is to provide our customers with excellent service and superior technology at competitive prices. Our customers consist of wholesale distributors as well as security system installers and IT integrators.

We believe that by delivering the highest levels of customer service, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We strive to anticipate and meet our customers’ needs by increasing the range of products and services we offer by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the digital video recording sector, as well as developing other products and services to supplement and complement our existing product line, with a focus on increasing sales of our products in the Professional Channel, which typically generate higher gross margins than Retail Channel sales, which we recently discontinued. Further, we intend to grow our business by expanding and diversifying our distribution channels and capitalizing on domestic and international expansion opportunities.

Our growth strategy also includes identifying and acquiring businesses engaged in similar or complementary industries. However, there can be no assurance that we will consummate any additional acquisitions or that any business we acquire will be successful. In addition, the acquisition of a business through the issuance of our securities will result in dilution to our existing stockholders.

Products and Services

We are committed to setting new standards in quality, performance and value by providing highly functional and competitive integrated security products. We offer a range of video surveillance and security systems to our customers, including products that can be used on a stand-alone basis or that can be integrated into a larger more sophisticated security system. We serve the import, support, marketing, inventory, warranty and distribution needs of our customers.

Products

Our objective is to provide complete security solutions for our customers by providing a suite of fully-integrated products. We sell the following products separately and as part of our fully integrated suite of video surveillance and integrated security solutions:

•	a full line of black and white and color cameras, which include motion detection, low light day/night and high resolution, all with systems integration capabilities

•	a range of waterproof and weather resistant cameras

•	high speed, remote controlled, dome and pinhole cameras and casings

•	a complete range of lenses

•	a range of black and white, color, plasma and flat screen monitors

•	real time and time lapse videocassette and digital recorders and hard disk recorders

•	video transmission equipment

•	digital video processors and recorders, switchers and video management systems

•	digital video recording software

•	hardware and software which enable intelligent video surveillance.

We rely on original equipment manufacturer relationships for a number of our standard products. In some instances, we purchase products that meet our specifications from a manufacturer and distribute these products under the GVITM label. When assembly of our products is required, it is done in our Dallas, Texas facility.

Customer Support

We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. We operate customer support centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil and Bogotá, Colombia and also utilize a number of independent service providers in the other territories that we service.

Distribution and Marketing

We offer our products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators utilize our products to develop and install a fully integrated security suite for end users. We also utilize regional sales executives who often support sales across all of our product offerings. We use a combination of our internal sales force and independent representatives to sell our products to dealers and systems integrators.

Competition

The electronic security systems industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide range and fragmented group of product and service providers, including electronic security equipment manufacturers, distributors, providers of integrated security systems, systems integrators, and others that provide competitive systems or individual elements of a system.

We believe that the range of our product and service offerings and our distribution channels enable us to compete favorably in the market for the security products and services that we offer. However, some of our competitors have greater name recognition, longer operational histories and greater financial, marketing and managerial resources than we do.

The key factors which drive competition in the video surveillance and security industry are price, quality, product performance, ease of integration and customer service and support. There are a number of distributors of highly sophisticated, technologically advanced security components. Very few of these distributors, however, offer fully integrated security suites that can be customized to meet the specific needs of the end user. We believe that we have distinguished ourselves in this market by providing our customers with superior levels of customer service. Our main competitors are Pelco, Sony, Panasonic and Speco Technologies, among many others.

In addition, Samsung Techwin, a company distinct from Samsung Electronics but related through common ownership, manufactures electronic security products that are competitive with the Samsung Electronics products we sell. Samsung Techwin distributes its products in the United States through Samsung 360, a competitor of ours.

Strategic Vendor Relationship

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2006, 2005 and 2004, 67%, 50% and 68%, respectively, of our revenues (excluding revenues from discontinued operations), were attributable to products manufactured by Samsung whose products we sold under an agreement that gave us the exclusive right to sell its products in the Professional Channel and the exclusive right to sell its products in the Retail Channel to a major national retailer. Our exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its agreement with us in January 2006. Samsung was entitled to terminate the distribution agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. Following the termination of our agreement with Samsung, our Board of Directors approved the discontinuation of sales to the Retail Channel.

On October 2, 2006, we entered into a new Distributorship Agreement with Samsung under which we have been granted the right to distribute Samsung’s complete line of professional video surveillance and security products in the “Territory” comprising North, Central and South America through December 31, 2010. Pursuant to the Distributorship Agreement, Samsung has agreed to a limited non-compete in the Territory. The Distributorship Agreement provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively. Samsung may terminate the Distributorship Agreement at any time if we do not purchase those annual amounts, as well as upon a breach of our other obligations thereunder. For the year ended December 31, 2006, we purchased approximately $21.3 million under the Distributorship Agreement with Samsung.

We are also a party to distribution arrangements with other high technology manufacturers who supply us with other products such as digital video recorders, and internet and networking products.

Intellectual Property

We have several registered trademarks for “GVI” in connection with the products we sell.

Employees

As of March 23, 2007, we had approximately 42 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Item 1A. Risk Factors.

RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

THE REPORT OF OUR INDEPENDENT AUDITORS ON OUR FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent auditors contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern because of our history of operating losses and limited capital resources. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have taken steps to reduce our costs and increase sales of our professional products. Although we completed financings in October 2006 and January 2007 raising approximately $6,028,000 of aggregate gross proceeds, if we are not successful in improving our operating results in the near term we may need to raise additional capital to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

WE CONTINUE TO EXPERIENCE OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We incurred a net loss of approximately $16.5 million for the year ended December 31, 2006, as well as net losses of approximately $13.0 million and $7.2 million for the years ended December 31, 2005 and 2004, respectively. Our net losses have primarily resulted from increased administrative, accounting, finance and legal costs following our February 2004 merger, write-downs of both retail and professional channel inventory, returns of retail products previously sold by us, and write downs of goodwill and other assets associated with our Rapor products. Our 2006 loss included a $4.5 million non-cash charge from a beneficial conversion feature from a convertible note. We will not be profitable in the future unless we increase sales of our products and reduce our costs. Although we are taking steps to reduce our costs and increase sales of our products and have discontinued sales of retail products to focus on our higher margin professional products, there can be no assurance that we will be profitable in the future.

WE HAVE DISCONTINUED SALES OF OUR PRODUCTS IN THE RETAIL CHANNEL, WHICH PREVIOUSLY CONSTITUTED A SIGNIFICANT PORTION OF OUR SALES.

Historically, sales of our products in the Retail Channel have accounted for a large portion of our revenues. For the years ended December 31, 2005, 2004 and 2003, 25%, 46% and 56% of our revenues, including revenues from discontinued operations, were from sales in the Retail Channel. However, over the last three quarters of 2005, we had nominal sales of our products in the Retail Channel. Among other reasons, the decline in sales of our retail products resulted from the replacement of our products by the major national retailer that accounted for substantially all of our Retail Channel sales, with those manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006 our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to the Professional Channel.

A SUBSTANTIAL PORTION OF OUR BUSINESS HAS BEEN ATTRIBUTABLE TO A SINGLE SUPPLIER.

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2006, 2005 and 2004, 67%, 50% and 68%, respectively, of our revenues (excluding revenues from discontinued operations) were attributable to products manufactured by Samsung, whose products we sold under an exclusive distribution agreement. Our exclusive agreement to distribute Samsung products in the Retail Channel to a major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its agreement with us in January 2006. Samsung was entitled to terminate the distribution agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. Following the termination of our agreement with Samsung, our Board of Directors approved the discontinuation of sales to the Retail Channel.

On October 2, 2006, we entered into a new Distributorship Agreement with Samsung under which we have been granted the right to distribute Samsung’s complete line of professional video surveillance and security products in the “territory” comprising North, Central and South America through December 31, 2010. Pursuant to the Distributorship Agreement, Samsung has agreed to a limited non-compete in the territory. Although we consider our relationship with Samsung to be good, in the event we fail to purchase the minimum amount of products required under the Distribution Agreement or breach any other provision of the agreement, Samsung can again terminate its agreement with us and sell products to our competitors. Further, if Samsung fails to perform its obligations under the Distribution Agreement or we are unable to renew our agreement with Samsung, our business, financial condition and results of operations will be materially adversely affected.

SAMSUNG SUBJECTS US TO CREDIT LIMITS, WHICH CAN LIMIT OUR ABILITY TO PURCHASE THEIR PRODUCTS AND SELL THOSE PRODUCTS TO OUR CUSTOMERS.

Samsung sets credit limits with respect to amounts owed by us to Samsung for products purchased by us from Samsung. To the extent the amount we owe Samsung at a given time exceeds these limits, Samsung will not ship to us additional products unless we pay for those products in cash or provide Samsung with a letter of credit. During the third quarter of 2006, Samsung suspended shipment of products to us as a result of a reduction in our credit limit, causing us to maintain lower levels of inventory during the remainder of the year, negatively impacting our sales during the third and fourth quarter of 2006. In conjunction with our new agreement with Samsung that we entered into on October 2, 2006, and our payment of $3 million for past-due amounts, Samsung resumed shipments to us. However, in the future, if we exceed Samsung’s credit limits and have insufficient cash to purchase products from Samsung, we may be unable to meet the demands of our customers and our business and relationships with our customers may be materially adversely affected.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS TO LAURUS MASTER FUND SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS. IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURED NOTES ISSUED TO LAURUS, LAURUS MAY FORECLOSE ON OUR ASSETS AND WE MAY BE FORCED TO CURTAIL OUR OPERATIONS OR SELL SOME OR ALL OF OUR ASSETS TO REPAY THE NOTES.

On May 27, 2004, we borrowed $15,000,000 from Laurus pursuant to secured promissory notes and related agreements. Our indebtedness to Laurus as of December 31, 2006 was approximately $8.3 million. The notes and agreements provide for the following events of default (among others):

•	failure to pay interest and principal when due,

•	an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements,

•	a breach by us of any material representation or warranty made in any of the notes or in any related agreement,

•	any money judgment or similar final process is filed against us for more than $250,000, and

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, and

•	our Common Stock is suspended from our principal trading market for five consecutive days or five days during any ten consecutive days.

Upon the occurrence of an event of default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations. In addition, our obligations to Laurus become due on December 31, 2007. We will not be able to repay our obligations to Laurus at maturity unless we receive replacement financing or extend our current financing. There can be no assurance that we will be able to obtain such financing.

OUR FUTURE SUCCESS DEPENDS IN PART ON ATTRACTING AND RETAINING KEY SENIOR MANAGEMENT AND QUALIFIED TECHNICAL AND SALES PERSONNEL. WE ALSO FACE CERTAIN RISKS AS A RESULT OF THE RECENT CHANGES TO OUR MANAGEMENT TEAM.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified personnel. In particular, our success depends on our new management team, consisting of Steven Walin, our Chief Executive Officer, and Joseph Restivo, our Chief Financial Officer, both of whom joined us in March 2006. Mr. Walin and Mr. Restivo are each a party to an employment agreement with us that expires in March 2009. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure you that our employees will not leave and subsequently compete against us. If we cannot work together effectively to overcome any operational challenges that arise during the integration process, if our new management team cannot master the details of our business and our market or if we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

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

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management's attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill or other assets associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services or products; and

•	dilution to stockholders if we issue securities in any acquisition.

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

In December 2004 we completed the acquisition of Rapor, Inc. During the third quarter of 2006, we recorded impairment costs of approximately $977,000 related to Rapor. These costs resulted from the write-off of goodwill of approximately $544,000, as well as the write-off of the remaining net book values of trademark and technology associated with the Rapor products of approximately $433,000. Management has concluded that the Rapor product line no longer fits our existing distribution channels and market strategy and, accordingly wrote-off goodwill, trademarks and technology associated with this product line. We are currently evaluating opportunities to dispose of our Rapor products, and have discussed the licensing and/or sale of this business line with several parties.

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

WE FACE LABOR, POLITICAL AND CURRENCY RISKS BECAUSE SAMSUNG ELECTRONICS' FACTORIES ARE LOCATED IN KOREA AND CHINA, AND WE MAY FACE OTHER RISKS IF WE CONTINUE TO EXPAND OUR BUSINESS INTERNATIONALLY.

Since our primary suppliers are located in Korea and China, we may face a number of additional risks, including those arising from the current political tension between North and South Korea. While we have not faced any problems to date, in the future, as we continue to expand our business internationally, we may face:

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

FUTURE SALES OF COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR STOCK.

The holders of approximately 1,065,520 shares of Common Stock are able to sell such shares without registering them under the Securities Act. In connection with our October 2006 and January 2007 private placements, after giving effect to our recent 50-for-1 reverse stock split and the conversion of the notes sold in our October 2006 private placement, we issued an aggregate of 26,915,650 shares of Common Stock. In February 2007, an S-1 registration statement providing for the resale of 8,150,789 of those shares of Common Stock was declared effective by the SEC. Sales of a significant number of shares of our Common Stock in the public market could result in a decline in the market price of our Common Stock, particularly in light of the illiquidity and low trading volume in our Common Stock.

SUBSTANTIALLY ALL OF OUR SHARES OF COMMON STOCK ARE OWNED BY THE INVESTORS IN OUR OCTOBER 2006 PRIVATE PLACEMENT, WHICH LIMITS THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As a result of our October 2006 private placement and conversion of the Convertible Notes issued in that private placement, the investors in the private placement as a group were the beneficial owners of approximately 96% of our outstanding shares of Common Stock. Accordingly, these stockholders can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades in the over-the-counter-market under the symbol “GVSS.” From April 14, 2004 until November 28, 2006, our Common Stock was quoted under the symbol “GVIS.” Prior to April 14, 2004, our Common Stock was quoted under the symbol “TSIM.” Trades in our Common Stock were reported by the OTC Bulletin Board from January 1, 2002 until June 9, 2002, and by Pink Sheets LLC from June 9, 2002 until December 13, 2004. Since December 13, 2004, trades of our Common Stock have been quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices of a share of our Common Stock as reported by the OTC Bulletin Board and Pink Sheets LLC, respectively. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The prices below have not been adjusted for the one-for-50 reverse split of our Common Stock effected on November 27, 2006 or the one-for-65 reverse split of our Common Stock effected April 12, 2004.

	Price
	High	Low

2004
First quarter	$0.51	$0.02
Second quarter	$32.51	$0.10
Third quarter	$6.00	$1.10
Fourth quarter	$8.00	$1.15

2005
First quarter	$5.70	$1.80
Second quarter	$2.45	$0.70
Third quarter	$1.09	$0.27
Fourth quarter	$0.39	$0.10

2006
First quarter	$0.37	$0.15
Second quarter	$0.36	$0.15
Third quarter	$0.17	$0.03
Fourth quarter	$1.25	$0.02

The number of holders of record for our Common Stock as of March 23, 2007 was approximately 153. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

We have not paid any dividends on our Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future. In addition, we are prohibited from paying dividends on our Common Stock under our agreements with Laurus. Nonetheless, the holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

Recent Sales of Unregistered Securities

Pursuant to a consulting agreement dated November 8, 2006, we issued 25,000 shares of Common Stock to Protect-A-Life Inc., in consideration of investor relations services provided to us by Protect-A-Life Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

We present below our selected consolidated financial data. The selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes. The selected consolidated statement of operations data for the year ended December 31, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004, 2003 (Predecessor Business) and 2002 have been derived from our audited consolidated financial statements not included in this filing. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results to be expected in any future period.

In the first quarter of 2006, our board approved a plan to discontinue our Retail Channel business. Accordingly, this business is accounted for as discontinued operations and its operations are segregated in the statement of operations data below and in the accompanying financial statements. In connection with the discontinuance of the Retail Channel business, for the years ended December 31, 2006 and 2005, we wrote down assets identified with the retail business by approximately $2.4 million and $2.9 million, respectively, net of applicable tax benefit, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. At December 31, 2006, we had divested of substantially all retail inventory and other related assets.

	2002 (1)	2003 (1)	2004	2005	2006
	(In thousands, except per share data)
Statement of operations data:
Net sales	$15,707	$25,019	$35,761	$40,782	$43,973
Gross Profit	3,514	5,331	4,927	5,968	6,584
Operating loss	(1,444)	(1,930)	(8,831)	(9,388)	(7,887)
Interest expense	244	230	691	1,266	5,916
Loss from continuing operations before income (loss) from discontinued operations	(1,744)	(1,048)	(8,414)	(10,737)	(13,817)
Income (loss) from discontinued operations, net of taxes	2,880	2,305	1,236	(2,283)	(2,674)
Net income (loss)	$1,136	$1,257	$(7,178)	$(13,020)	$(16,491)

Basic and diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.04)	$(13.96)	$(10.71)	$(3.74)
Discontinued operations	$0.10	$0.08	$2.05	$(2.28)	$(0.72)
Net income (loss) per share (basic and diluted)	$0.04	$0.04	$(11.91)	$(12.99)	$(4.46)

Balance Sheet data:
Working capital	$1,209	$10,985	$21,689	$11,715	$(2,003)
Total assets	11,501	23,321	51,605	25,226	16,472
Senior debt	3,378	8,650	9,057	11,770	8,291
Total liabilities	10,002	20,831	34.078	20,623	17,912
Total stockholders’ equity	1,499	2,490	51,605	4,603	(1,440)

(1)	Results associated with predecessor business

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our subsidiaries, we provide video surveillance and security solutions products, incorporating a complete line of video surveillance and detection systems, to the homeland security, professional and business-to-business market segments. We provide a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), and networking products that enhance life safety for both government agencies and the private sector.

Discontinuance of Retail Sales

 Historically, sales of our products in the Retail Channel have accounted for a substantial portion of our revenues. For the years ended December 31, 2005, 2004 and 2003, 25%, 46% and 56% of our revenues, including revenues from discontinued operations, were from sales in the Retail Channel. Among other reasons, the decline in sales of our retail products resulted from the replacement of our products by a major national retailer that accounted for substantially all of our Retail Channel sales with products manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006 our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to professionals and wholesale distributors.

 The retail business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. In connection with the discontinuance of the Retail Channel business for the years ended December 31, 2006 and 2005, we wrote down assets identified with the retail business by approximately $2.4 million and $2.9 million, respectively, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. At December 31, 2006, we had divested of substantially all retail inventory and other related assets The results of the discontinued operations do not include any allocation of corporate overhead during the periods presented.

Reverse Stock Split

As discussed below, on October 6, 2006, we completed a $5 million private placement, and in connection therewith, on November 27, 2006, we effected a 50-for-1 reverse stock split of the Common Stock. After giving effect to the reverse split, we had outstanding 26,392,834 shares of Common Stock, of which 25,202,314 were issued to the purchasers of the Units. Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including the accompanying financial statements, give retroactive effect to the 1-for-50 reverse stock split.

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

Revenue Recognition

Our primary source of revenue is from sales of our products. We recognize revenue when the sales process is deemed complete and associated revenue has been earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive. For those incentives that require the estimate of sales volume or redemption rates, such as for volume rebates, we use historical experience and internal and customer data to estimate the sales incentives at the time revenue is recognized.

We allow customers to return defective products when they meet certain established criteria as outlined in our trade terms. We regularly review and revise, when deemed necessary, our estimates of sales returns which are primarily based on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by us in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2006, 2005 and 2004 we experienced losses, or recorded provisions for potential losses, from customers' inability to make payments, totaling approximately $817,000, $166,000 and $254,000, which were equal to 1.8%, 0.4% and 0.7% of revenues, respectively. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2006 and 2005 were approximately $2,541,000 and $1,300,000, respectively.

Long-Lived Assets

We adopted the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets “ effective January 1, 2005.  When impairment indicators are present, we typically review the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Goodwill and Intangible Assets

We adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2005. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment using the guidance for measuring impairment set forth in this statement.

During the year ended December 31, 2006, we concluded that the Rapor product line no longer fit the Company’s existing distribution channels and market strategy and, accordingly, recorded impairment costs of approximately $977,000 resulting from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with Rapor products totaling approximately $433,000, as prescribed under SFAS 142. No such impairment expense was recorded for the years ending December 31, 2005 and 2004.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Net Revenues From Continuing Operations

Net revenues increased approximately $3.2 million, or 8% to approximately $44.0 million during the year ended December 31, 2006 from approximately $40.8 million during the year ended December 31, 2005. The increase reflects a $5.0 million, or 13%, increase in sales of professional products, offset by a decrease of approximately $1.8 million, or 93%, in enterprise solutions revenues, which have been discontinued. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. The reduction in enterprise solutions revenues reflects sales of the Rapor portal during the year ended December 31, 2005, with no corresponding sales during the year ended December 31, 2006. As previously noted, during the third quarter of 2006, management concluded that the Rapor product line no longer fit our existing distribution channels and market strategy, and. accordingly wrote-off intangibles associated with this product line. We are currently reviewing opportunities to dispose of our Rapor products, and have discussed the licensing and/or sale of this business line with several parties. We continue to introduce new products to complement our existing lines, and will continue to focus on the professional market through various channels.

Cost Of Goods Sold From Continuing Operations

Total cost of goods sold increased approximately $2.6 million, or 7% to approximately $37.4 million for the year ended December 31, 2006, from approximately $34.8 million during the year ended December 31, 2005. This increase was due to the increased revenue volume from the sale of professional products, partially offset by improved margins on professional products, which resulted in an overall increase in cost of sales for professional products of $3.3 million for the year ended December 31, 2006 as compared to the period ended December 31, 2005. In addition, cost of sales related to enterprise sales decreased $1.3 million for the period ended December 31, 2006 as compared to the comparable period in 2005 as a result of the absence of sales of the Rapor product in 2006. Indirect costs included in cost of goods sold, related to salaries and expenses associated with our warehouse, assembly and technical support services departments, increased $600,000 during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Other charges included in cost of goods sold during the year ended December 31, 2006 of approximately $1.6 million related to adjustments to reflect slow-moving inventory to their net realizable value, as compared to similar adjustments of approximately $630,000 during the year ended December 31, 2005.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the year ended December 31, 2006 increased to approximately $6.6 million from approximately $6.0 million for the year ended December 31, 2005, and gross profit as a percentage of revenues increased to 15.0% for the year ended December 31, 2006 compared with 14.6% for the comparable period ended December 31, 2005. Had we not taken $1.0 million of additional charges to write-down slow-moving inventory during the year ended December 31, 2006 (as compared to the prior year), our gross margins would have been 17.2% for the year ended December 31, 2006.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased 12% to approximately $13.5 million for the year ended December 31, 2006 from approximately $15.2 million for the comparable period ended December 31, 2005, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 30% to approximately $6.4 million for the year ended December 31, 2006 from approximately $9.1 million for the year ended December 31, 2005. The decrease was primarily due to (i) the elimination of approximately $800,000 of expense related to a licensing agreement entered into January 1, 2005, which was not renewed for 2006, (ii) decreases of approximately $356,000 in sales and marketing staff salaries and related benefits, (iii) a decrease of approximately $530,000 in promotional expenses, (iv) a decrease in commissions of approximately $591,000, and (v) a reduction in travel and other various general and administrative expenses of $330,000.

General and Administrative. General and administrative expenses increased 17% to approximately $7.1 million for the year ended December 31, 2006 from approximately $6.1 for the comparable period ended December 31, 2005.  Major items resulting in the increased general and administrative expense were (i) approximately $710,000 in personnel termination costs, (ii) stock based compensation expense of approximately $332,000 recorded due to the adoption of SFAS 123R effective January 1, 2006, with no comparable expense in 2005, and (iii) an increase in bad debt expenses of approximately $746,000. These increases were partially offset by decreases in (i) professional fees of $240,000, (ii) contract and temporary labor of $272,000 and (iii) various other general and administrative expenses of approximately $250,000.

Impairment Of Long-Lived Assets

During the year ended December 31, 2006, the Company recorded impairment costs of approximately $977,000. These costs resulted from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with the Rapor products of approximately $433,000. No similar impairment expenses were recorded in the year ended December 31, 2005.

Interest Expense

Interest expense for the year ended December 31, 2006 increased 367% to approximately $5.9 million, from approximately $1.3 million in the year ended December 31, 2005. The increase was the result of (i) a charge of $4.5 million to record beneficial conversion features resulting from the issuance of convertible notes with exercise terms more favorable than prevailing market conditions, (ii) a charge of approximately $47,000 to reflect the fair value of warrants issued in conjunction with the October 2006 private placement transaction, and (iii) interest associated with convertible notes issued in conjunction with the October 2006 private placement transaction of approximately $40,000.

Income Tax Expense (Benefit)

We recorded a provision for federal, state and local income tax of approximately $14,000 for the year ended December 31, 2006, as compared to an expense of approximately $83,000 for the comparable period ended December 31, 2005. The $14,000 expense relates to state franchise taxes due in various states in which we are licensed and transact business. We believe that any provision for federal and state tax benefits due to our loss for the year ended December 31, 2006 would be offset by an equal increase in a valuation allowance as a result of our history of recurring operating losses.

Discontinued Operations

Loss from discontinued operations, net of tax, was approximately $2.7 million for the year ended December 31, 2006, compared to a loss from discontinued operations of approximately $2.3 million for the year ended December 31, 2005. The loss for the period ended December 31, 2006 reflects negative revenues and reserves recorded in connection with returns of retail products sold in prior periods, and write downs of returned retail inventories. In September 2006 we entered into an agreement with our former retail distribution agent whereby the parties terminated the alliance agreement and the respective rights and obligations of the parties thereunder. In addition, we transferred to the distribution agent substantially all of our remaining retail inventory in satisfaction of any and all remaining outstanding and future return obligations. In comparison to our negative revenues for the year ended December 31, 2006, we had net revenues of approximately $13.8 million for the comparable period ended December 31, 2005. Operating results from discontinued operations do not include any allocation of corporate overhead.

Net Loss

As a result of the items discussed above there was a net loss of approximately $16.5 million for the year ended December 31, 2006 compared with a net loss of approximately $13.0 million for the year ended December 31, 2005.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Net Revenues from Continuing Operations

Net revenues increased approximately $5.0 million, or 14.0% to approximately $40.8 million for the year 2005 from approximately $35.8 million for the year 2004. Sales of professional products increased approximately $3.7 million, or 12.6%, and enterprise solutions revenues increased $1.3 million, or 196.5%. The increase in revenues of our professional products reflected increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Increased revenues of our enterprise solutions products reflected additional revenues from the Drug Enforcement Administration under our contract to supply it with our Rapid Access Portals.

Cost of Goods Sold from Continuing Operations

Total cost of good sold increased $4.0 million, or 12.9%, to approximately $34.8 million from approximately $30.8 million in 2004. The increase in costs is the result of approximately $3.2 million associated with increased sales of our professional and enterprise solutions products. Cost of goods sold for 2005 include increases in tech support costs and warranty costs of approximately $522,000. In addition, during 2004 we benefited from a one time reimbursement of $600,000 from a major supplier relating to costs associated with a product defect. There was no comparable reimbursement in 2005.

As a result of the changes described above in revenues and cost of goods sold, gross profit in 2005 increased to approximately $6.0 million from approximately $4.9 million in 2004, and gross profit as a percentage of revenues (i.e. gross margins) in 2005 was 14.6% compared with 13.8% for 2004. This increase was the result of a change in the product mix comprising our sales of professional products in respective periods. Gross margins on sales of our enterprise solutions products increased to 25.9% for 2005 compared to 22.8% in 2004, primarily as a result of higher margins on the sale of our Rapid Access Portal to the Drug Enforcement Administration.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.4% to approximately $15.2 million in 2005 from approximately $13.6 million in 2004, as follows.

Sales and Marketing.  Sales and marketing expenses increased 41.5% to approximately $9.1 million in 2005 from approximately $6.5 million in 2004. The increase was primarily due to (i) approximately $800,000 in expenses relating to a licensing agreement with Cybasec Ltd. entered into January 1, 2005 (which was terminated in accordance with its terms effective January 1, 2006), (ii) an increase of approximately $290,000 in sample and demonstration equipment costs, (iii) an increase of approximately $309,000 in advertising costs for print media, (iv) increased commissions on sales made by our independent sales representatives of approximately $442,000, (v) increased tradeshow costs of approximately $155,000, and (vi) a decrease of approximately $114,000 in contributions from our vendors to offset our marketing costs in 2005, as compared to vendor contributions we received in 2004 to cover these costs.

General and Administrative. General and administrative expenses decreased 16.3% to approximately $6.1 million for 2005 from approximately $7.1 million in 2004. Major items resulting in the decreased general and administrative expense were (i) decreases of approximately $1,670,000 in administrative staff salaries and related benefits, (ii) reductions in bad debt provisions and other expenses of approximately $159,000, and (iii) reduced bank charges of approximately $129,000. These reductions were offset by (i) personnel termination costs during the year of approximately $335,000, (ii) an approximately $150,000 increase in office rent, (iii) approximately $149,000 of depreciation expense related to assets acquired in the Rapor acquisition in December 2004, with no comparable expense in 2004, (iv) an increase of approximately $97,000 in legal and accounting fees, and (v) payment of $115,000 in directors fees.

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

Discontinued Operations

Net revenues from our discontinued Retail Channel operations were approximately $13.8 million for the year ended December 31, 2005, compared with approximately $30.7 million in 2004. Loss from discontinued operations, net of tax, was approximately $2.3 million for the year ended December 31, 2005, compared to income from discontinued operations of approximately $1.2 million for the prior year ended December 31, 2004. These operating results do not include any allocation of corporate overhead. The loss for 2005 included a write down of approximately $1.4 million of assets identified with our retail business. Net realizable value of these assets reflects management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities from the discontinued operations.

Income Tax Expense (Benefit)

The provision for federal, state and local income tax is an expense of approximately $83,000 for 2005 compared to a benefit of approximately $413,000 for 2004 (comprised of approximately $1.1 million benefit from continuing operations and approximately $600,000 provision from discontinued operations). The $83,000 expense relates to state franchise taxes that are not determined based on net income. Any provision for federal and state tax benefits due to our loss for 2005 would be offset by an equal increase in a valuation allowance.   We established this allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

Net Loss

As a result of the items discussed above there was a net loss of approximately $13.0 million in 2005 compared with a net loss of approximately $7.2 million in 2004.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

Net Revenues from Continuing Operations

Total net revenues increased 42.9% to approximately $35.8 million for the year 2004 from approximately $25.0 million in 2003. The increase was due to an increase in sales of our products consistent with our focus to provide complete solutions for our professional customers by providing a suite of fully-integrated products. Our fourth quarter of 2004 was negatively effected by reduced sales of a particular product to the Professional Channel. We were unable to sell this product during portions of the fourth quarter of 2004 as a result of a defect in the product. The manufacturer corrected the defect and we were able to continue selling the product at the beginning of the first quarter of 2005.

Cost of Goods Sold from Continuing Operations

Total cost of goods sold increased 56.6% to approximately $30.8 million in 2004 from approximately $19.7 million in 2003. Contributing to this increase were (i) charges of approximately $.8 million in connection with reserves established for slow moving inventory and write-downs of inventory to reflect net realizable value, (ii) increased revenues, and (iii) higher inbound freight costs. As a result of the changes in sales and cost of goods sold, gross profit for 2004 of approximately $4.9 million decreased 7.5% from $5.3 million for 2003, and gross profit as a percentage of net sales decreased to 13.8% for 2004, compared with 21.3% for 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 87.3% to approximately $13.6 million in 2004 from approximately $7.3 million in 2003, as follows.

Sales and Marketing. Sales and marketing expenses increased 80.6% to approximately $6.5 million in 2004 from approximately $3.6 million in 2003. The increase was primarily due to increased commissions, salaries and travel-related expenses. Contributing to the increase in salaries and travel-related expenses was approximately $925,000 relating to the formation of our Enterprise Solutions Group during 2004, which focused on providing fully-integrated security products solutions to the Professional Channel.

General and Administrative. General and administrative expenses increased 91.9% to approximately $7.1 million in 2004 from approximately $3.7 million in 2003. The increase was primarily due to (i) increased salaries and wages associated with additional hires, (ii) increased administrative, accounting, finance and legal costs associated with being a public company following our merger in February 2004, as well as (iii) costs related to our Enterprise Solutions Group and expansion into the integrated security solutions market. Also included in general and administrative expenses for 2004 is approximately $400,000 of costs associated with personnel terminations during the year.

Interest Expense

Interest expense for 2004 increased 203% to approximately $691,000 from approximately $228,000 in 2003. The increase was primarily related to increased borrowing and the amortization of increased loan origination fees during 2004 as a result of our May 2004 debt financing with Laurus Master Fund, described below.

Discontinued Operations

Net revenues from our discontinued Retail Channel operations were approximately $30.7 million for the year ended December 31, 2004 compared with approximately $31.3 million in 2003. Income from discontinued operations of approximately $1.2 million (net of $700,000 of income taxes) for the year ended December 31, 2004 compares to income from discontinued operations of approximately $2.3 million (net of $1.6 million of income taxes) for the prior year ended December 31, 2003. These operating results do not include any allocation of corporate overhead. Revenues from discontinued operations for the year ended December 31, 2004 decreased approximately $600,000, or 1.9%, to $30.7 million, compared to $31.3 million for the year ended December 31, 2003. Gross margin decreased to 7.3% for the year 2004 compared to 12.6% for 2003. Contributing to the decrease in margins were charges of approximately $1.6 million in connection with reserves established for slow moving inventory and write-downs of inventory to reflect net realizable value.

Income Tax Expense (Benefit)

The provision for federal, state and local income tax benefit was approximately $413,000 for 2004 (comprised of approximately $1.1 million benefit from continuing operations and approximately $600,000 provision from discontinued operations), as compared to income tax expenses of approximately $536,000 for 2003 (comprised of approximately $1.1 million benefit from continuing operations and approximately $1.6 million provision from discontinued operations). The tax benefit for 2004 has been reduced by approximately $2.2 million, the amount of a deferred tax valuation allowance. We established the allowance because, in light of our history, including our losses following our merger in February 2004, there is uncertainty under generally accepted accounting principles as to whether we will have future income against which we can offset our losses for 2004 to reduce our tax expense in future periods.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash and equivalents of approximately $225,000, working capital (excluding senior debt) of approximately $6.9 million, stockholders’ deficiency of $1.4 million, outstanding balances of $1.9 million under our term loan with Laurus Master Fund, and outstanding balances of $6.4 million under our revolving credit facility with Laurus. In comparison, at December 31, 2005, we had cash and equivalents of approximately $3.0 million, working capital (excluding current portion of senior debt) of approximately $13.8 million, an outstanding balance of $3.3 million under the Laurus term loan, and outstanding balances under the Laurus revolving credit facility of approximately $8.5 million. Additionally, we had borrowing availability of approximately $2.2 million at December 31, 2006, with no such availability at December 31, 2005.

Cash decreased from $3.0 million at December 31, 2005 to $225,000 at December 31, 2006 primarily as a result of (i) cash operating losses of approximately $4.8 million, (ii) term loan principal and interest payments of $1.7 million, and (iii) net working capital revolver payments of $2.1 million. These factors were partially offset by (i) net private placement proceeds received of $4.9 million in 2006, and (ii) cash generated from discontinued operations of approximately $506,000, from December 31, 2005 to December 31, 2006.

Our credit facility with Laurus Master Funds matures December 31, 2007, Accordingly, at December 31, 2006 we have reflected both the remaining senior term note balance and working capital revolver as current liabilities. We are currently in discussions with Laurus, as well as other potential lenders, with regard to the extension and/or replacement of this credit facility. We believe that we will be able to obtain additional financing on acceptable or similar terms; however, there can be no assurance whether we will be able to do so.

In October 2006 and January 2007, as described below, we raised $6,028,000 in aggregate gross proceeds from the private placement of common stock and convertible notes. We may need to raise additional capital in the future to finance our operations; however, there can be no assurance whether we will be able to do so.

October 2006 Private Placement

On October 6, 2006, we completed a $5 million private placement, consisting of 100 Units at a price of $50,000 per unit. Each Unit consisted of 25,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note (“Convertible Notes”) in the principal amount of $45,000 convertible into 225,000 shares of Common Stock at a conversion price equal to $.20. As a result, we issued 2,500,000 shares of Common Stock for $500,000 and Convertible Notes in the principal amount of $4,500,000 convertible into 22,500,000 shares of the Company’s Common Stock. On November 27, 2006, we effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including approximately $40,460 of accrued interest) were converted to Common Stock. After giving effect to the reverse split and the conversion, we had outstanding 26,392,834 shares of Common Stock, of which 25,202,314 were issued to the purchasers of the Units (2,500,000 on the closing of the October 2006 private placement and 22,702,314 upon conversion of the Convertible Notes in November 2006).

As part of the transaction, we agreed to issue warrants to purchase an aggregate of 1,875,000 shares of Common Stock at a price of $.20 per share to a director and/or his designees as a consulting fee. As a result of this agreement, we valued the warrant at fair value, resulting in a charge to earnings during the year ended December 31,

2006 of $46,875. In addition, in accordance with EITF 98-5 we recognized a debt discount of $4.5 million associated with the beneficial conversion feature of the Convertible Notes.

Approximately $3 million of the proceeds of the private placement were immediately used to repay past due amounts owed Samsung for security products previously purchased by us, and approximately $108,000 was paid to a consulting group owned and controlled by our former Chairman of the Board. The balance of the net proceeds from the private placement have used primarily for working capital and to pay expenses incurred in connection with the private placement.

January 2007 Private Placement

On January 22, 2007, we completed a private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000. The proceeds from the private placement will be used for working capital and general corporate purposes. Because the shares were sold directly by us to the purchasers in the placement, we did not pay any placement agent fees or commissions in connection with the private placement.

Laurus Credit Facility

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were provided with a $5 million term loan and a $10 million revolving credit facility. At closing, we borrowed $5 million under the term loan and $10 million under the revolving credit facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 18,800 shares of Common Stock at a price of $175.00 per share. We also issued a similar warrant to purchase 1,880 shares of Common Stock to the finder. Borrowings under the Laurus financing are secured by all of our assets. At December 31, 2006, $1.9 million in principal was outstanding under the Term Loan and $6.4 million in principal was outstanding under the revolving credit facility. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Term Note and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly.

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

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were made in shares of Common Stock valued at the conversion price. In addition prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. In addition, prior to the October 2006 amendment described below, the interest rate under the revolving credit facility was subject to downward adjustment at the end of each month in the same manner as provided for under the Term Note. The revolving credit facility terminates, and borrowings thereunder become due, on December 31, 2007.

Amounts outstanding under the revolving credit facility were also initially convertible to Common Stock at Laurus's option. To the extent the Company repays loans outstanding under the revolving credit facility, the Company can reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

Pursuant to an amendment, dated as of May 26, 2006, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 26,800 shares of the Company’s Common Stock was reduced from $175.00 to $30.00. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $7.50 from $95.50, and Laurus converted such amount of principal into 2,000,000 shares of Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, we recorded an interest charge of approximately $76,000.

On October 4, 2006, in connection with the private placement referred to above, we entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the revolving credit facility and term loan under which (i) the ability of Laurus to convert the revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through December 2007.

We will not be able to repay our obligations to Laurus at maturity unless we receive replacement financing or extend our current financing. There can be no assurance that we will be able to obtain such financing.

December 2004 Private Placement

On December 27, 2004, we completed a private placement of approximately 452,400 (post-split) shares of Common Stock for aggregate gross consideration of $33.9 million. C.E. Unterberg, Towbin LLC acted as the financial advisor for us in the private placement and was paid a cash fee equal to seven percent of the gross proceeds from the private placement, plus its legal costs and expenses. Net cash proceeds were approximately $31.5 million, after compensation to the financial advisor and other costs of the placement.

Approximately $4.7 million of the proceeds were used to repay borrowings from Laurus Master Fund under the receivables facility, and $1.15 million of the proceeds were used to repay notes issued in an October 2004 bridge financing. The holders of $600,000 in principal amount of these notes reinvested such amount in the private placement. We used an additional $10 million of the net proceeds to repurchase 133,333 (post-split) shares of Common Stock from William A. Teitelbaum, a stockholder of the Company, pursuant to a Settlement Agreement between us and Mr. Teitelbaum entered into in October 2004. The balance of the net proceeds was used primarily for working capital and general corporate purposes.

Going Concern Considerations

As a result of our losses from operations and limited capital resources, our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the years ended December 31, 2006, 2005 and 2004, we experienced negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in our cash balances. These factors raise substantial doubt about our ability to continue as a going concern. If we are not successful in improving our operating results in the near term we may need to raise additional capital to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

Contractual Obligations and Commitments

A summary of our contractual obligations as of December 31, 2006 is as follows:

	Payments Due by Period (in thousands)
	2007	2008	2009	2010	Thereafter
Long-Term Debt Obligations	$8,291	$0	$0	$0	$0
Capital Lease Obligations	77	62	0	0	0
Operating Lease Obligations	308	308	231	0	0
Samsung Purchase Commitment	27,000	—	—	—	—

Total	$35,676	$370	$231	$0	$0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the years ended December 31, 2006, 2005 and 2004. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Laurus bear interest at a fluctuating rate of interest related to the “prime” rate in effect from time to time. Accordingly, increases in the prime rate will increase our interest expense under our agreements with Laurus. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," at the end of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

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

Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations.  Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

There were no significant changes in our internal control over financial reporting subsequent to our evaluation of our internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position
David Weiner	50	Chairman of the Board of Directors
Steven E. Walin	51	Chief Executive Officer and Director
Joseph Restivo	53	Chief Financial Officer and Director
Craig Ellins [1,2,3]	54	Director
Gary Freeman [1,2,3]	39	Director
Moshe Zarmi [1,2,3]	69	Director

[1]	Member of the Audit Committee
[2]	Member of the Compensation Committee
[3]	Member of the Governance Committee

DAVID WEINER has served as one of our directors since October 4, 2006, and was previously a director of ours from February 17, 2004 until January 4, 2005. Mr. Weiner is the President of W-Net, Inc., an investment and consulting firm he founded in 1998. From December 2002 to April 2003 Mr. Weiner was Co-President for Trestle Holding Inc., a provider of digital imaging and telemedicine products. In 1993, Mr. Weiner joined K-tel, a music retailer, as Vice President of Corporate Development. He advanced to the position of President in 1996, which he held until he left to form W-Net in 1998.

STEVEN WALIN has been our Chief Executive Officer since March 6, 2006, and has served as a director of ours since March 28, 2006. Mr. Walin has over 20 years of experience in the security industry. Most recently, from April 2003 until his appointment as our Chief Executive Officer, Mr. Walin served as the President of GE Security Enterprise Solutions, a division of General Electric Company that provides security solutions, including video monitoring, intrusion and access control systems. Prior to his employment with GE, from July 2001, Mr. Walin served as the Senior Vice President - North America Security for the Security Systems Division of Siemens Building Technologies. Prior to that, Mr. Walin had been the President and Chief Operating Officer of Securities Technology Group, Inc. until it was acquired by Siemens in July 2001.

JOSEPH RESTIVO has been our Chief Financial Officer since March 2006 and a director since October 4, 2006. Prior to his employment with us, since January 2003, Mr. Restivo was an independent business consultant providing services in the areas of financial and business planning, turnaround assistance and operational management support. Prior to that time, from January 2000 until January 2002, Mr. Restivo served as the Vice President, North American Services and Business Development, for the Security Systems Division of Siemens Building Technologies. In addition, from 1990 until 1999, Mr. Restivo held numerous positions with Casi-Rusco (subsequently acquired by General Electric), a developer and manufacturer of large-scale access control systems, including Chief Financial Officer and Chief Operating Officer.

GARY FREEMAN has served as one of our directors since October 4, 2006. Mr. Freeman is currently a Partner in Bandari, Beach, Lim & Cleland’s Audit and Accounting services division. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career, including Co-President and Chief Financial Officer of Trestle Holdings Inc., Chief Financial Officer of Silvergraph International and Chief Financial Officer of Galorath Incorporated. Mr. Freeman is currently a member of the Board of Directors of Blue Holdings and serves as its Audit Committee Chairman. Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner.

CRAIG ELLINS has served as one of our directors since October 4, 2006. Mr. Ellins is the founder, Chairman and Chief Executive Officer of DigitalFX International, Inc. a digital communication company. Mr. Ellins has more than 20 years of experience in television direct marketing and Internet communications and has provided strategic planning services to companies such as K-tel International, Fingerhut Corporation, Guthy-Renker, Simitar Entertainment, and Stamina Products.

MOSHE ZARMI has served as one of our directors since October 4, 2006, and previously served as one of our directors from January 1998 until June 27, 2006. Mr. Zarmi was also our President and Chief Executive Officer from January 1998 until February 2004. Mr. Zarmi has 30 years experience, primarily in high technology industries. From February 1993 to January 1997, Mr. Zarmi was the Chief Executive Officer of Geotest, a leading Automated Test Equipment company based in Southern California. His extensive business experience includes a tenure at Israel Aircraft Industries, where he held various positions in finance and administration, as well as head of US marketing and sales.

Audit Committee Financial Expert

The Board of Directors has determined that Gary Freeman is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K, and is independent as defined in rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments furnished to the Company by such persons subject to the reporting requirements of Section 16(a) of the Exchange Act, except for a late filing of a Form 4 by Europa International, we believe that all reporting requirements under Section 16(a) for the 2006 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General

Our compensation arrangements with those persons who served as our executive officers for all or part of 2006 reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons, and with respect to the person who previously served as our chief executive officer and chief financial officer, the separation agreement we entered into with him. The foregoing information is intended to provide context for the discussion that follows regarding our existing compensation arrangements with those persons who served as our executive officers for all or part of 2006.

The compensation committee of the board of directors is responsible for implementing and administering our benefit and compensation plans and programs. All of the members of our compensation committee are independent directors who were appointed to our board in October 2006. Our compensation committee consists of Craig Ellins, Gary Freeman and Moshe Zarmi.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers have consisted of:

•	base salary;

•	signing bonuses, paid in cash;

•	operating bonuses, and

•	equity compensation, generally in the form of stock options.

Allocation and Objectives of Compensation

The compensation committee of our board of directors has not established any policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee implements policies and negotiates employment agreements designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives. Compensation is established based on the scope of the executive’s responsibilities, taking into account competitive market compensation paid by other companies for similar positions.

Base Salary

Our Chief Executive Officer

We appointed Steven Walin as our chief executive officer in February 2006 following the negotiation of an employment agreement with him. The terms of Mr. Walin’s employment agreement were negotiated by our former Chairman of the Board, in consultation with our directors at that time, based on prevailing market conditions and available data on the compensation of executives in similar positions with comparable companies.

Mr. Walin’s employment agreement with us provides for an initial base salary of $375,000 per year, with the base salary being subject to an annual increase in the discretion of our board.

Our Chief Financial Officer

Following our hiring of Mr. Walin, in March 2006, we negotiated an employment agreement with Joseph Restivo to serve as our Chief Financial Officer. Mr. Restivo’s agreement is similar in form to our agreement with Mr. Walin, and the negotiations with respect to Mr. Restivo’s agreement were based in part on the final terms of our agreement with Mr. Walin, as well as prevailing market conditions and available data on the compensation of executives in similar positions with comparable companies.

Mr. Restivo’s employment agreement with us provides for an initial base salary of $200,000 per year, with the base salary being subject to an annual increase in the discretion of our board.

Our former Chief Executive Officer and Chief Financial Officer

Nazzareno Paciotti was appointed our Chief Executive Officer and Chief Financial Officer in February 2004 in connection with our reverse merger with GVI Security Inc. In connection with such appointment, Mr. Paciotti entered into a one-year employment agreement with us. In January 2005, we entered into a three-year employment agreement with Mr. Paciotti, similar in form to the original agreement we entered into with him, and reflective of negotiations between Mr. Paciotti and the persons serving on our compensation committee at that time.

During our fiscal year ended December 31, 2006, pursuant to the terms of his employment agreement with us, Mr. Paciotti was paid a base salary of $300,000 per year until the time of his departure in March 2006. In connection with his departure, we negotiated a Mutual Separation Agreement with Mr. Paciotti, the terms of which are described below under “Separation Agreement with Nazzareno Paciotti.”

Bonus Compensation

We have not historically paid any bonuses to our executive officers. However, during 2006 we paid Mr. Walin a signing bonus of $100,000 and a guaranteed bonus of $140,625, both as required by the specific terms of Mr. Walin’s employment agreement with us. Pursuant to their employment agreements, each of Mr. Walin and Mr. Restivo are eligible to receive an annual cash bonus of up to 50% of their respective base salaries based on the achievement of annual performance targets approved by our board. We believe that the establishment of performance criteria will adequately reflect the quantitative performance of our executive officers.

Equity Compensation

Our board of directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us and align management’s performance objectives with the interests of our stockholders. Our Amended and Restated 2004 Long Term Incentive Plan, which is administrated by our compensation committee, authorizes us to grant options to purchase shares to our employees, directors and consultants. Stock options are generally granted at the commencement of employment, and as described below, following other circumstances to meet retention or performance objectives. Generally, stock options granted by us have an exercise price equal to the fair market value on the grant date, vest over time based on continued employment, and expire ten years after the grant date.

Pursuant to their employment agreements with us, upon his appointment as our Chief Executive Officer, Mr. Walin was granted an option to purchase 60,000 shares of common stock at exercise prices ranging from $15.00 to $40.00, and Mr. Restivo was granted an option to purchase 15,000 shares of common stock at exercise prices ranging from $6.00 to $39.00. The employment agreements with each of Mr. Walin and Mr. Restivo provided them with the right to be issued additional options based on the number of shares sold by us on our next offering of securities within two-years following the date of their initial employment.

In connection with our October 2006 private placement, we negotiated amendments to the employment agreements with each of Mr. Walin and Mr. Restivo under which each of them were granted an option to purchase 1,881,795 shares of common stock with an exercise price of $0.20 per share (the price per share paid in connection with that private placement). The options granted to Mr. Walin and Mr. Restivo were intended to provide them with beneficial ownership, collectively, of approximately 10% of our common stock after giving effect to the October 2006 private placement. Pursuant to these amendments to their employment agreements, Mr. Walin and Mr. Restivo forfeited the options previously granted to them under their employment agreements as well as the additional options they would have otherwise been entitled to in connection with the sale of our securities.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our compensation committee.

Severance and Change of Control Payments

We believe that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. We also believe it prudent that we disentangle ourselves from employees whose employment terminates as soon as practicable.  As provided in greater detail below under “Employment Agreement with Chief Executive Officer” and “Employment Agreement with Chief Financial Officer,” the employment agreements with Mr. Walin and Mr. Restivo contain provisions providing for payments following their termination by us without cause or for good reason, with increased payments and acceleration of option vesting in the event such termination follows a change of control.

In addition, in connection with his departure, we negotiated a Mutual Separation Agreement with Mr. Paciotti under which he was entitled to receive severance payments equal to one year of his annual base salary of $300,000, payable in 12 equal monthly installments. In addition, Mr. Paciotti was to continue to receive medical benefits until January 24, 2008. In consideration of such payments, Mr. Paciotti agreed to release us in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement. In September 2006, in consideration of a cash payment of $85,926, Mr. Paciotti agreed to the termination of our remaining obligations under the Mutual Separation Agreement. Prior to such payment, we had approximately $194,000 of remaining cash severance obligations to Mr. Paciotti.

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and our 401(k) plan, in each case on the same basis as other employees. We do not currently provide a matching contribution under our 401(k) plan nor do we offer retirement benefits.

Perquisites

Pursuant to their respective employment agreements, Mr. Walin receives a car allowance of $1,500 per month, and Mr. Restivo receives a car allowance of $1,000 per month. In addition, under the terms of their employment agreements with us, we are obligated to reimburse Mr. Walin and Mr. Restivo for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of their duties and obligations under their respective agreements.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2006, compensation awarded to or paid to, or earned by, Steven Walin, our Chief Executive Officer; Joseph Restivo, our Chief Financial Officer; and Nazzareno Paciotti, who was our Chief Executive Officer and Chief Financial Officer during 2006 and departed from the Company on March 28, 2006 (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Steven Walin Chief Executive Officer	2006	$315,859	$240,625 (1)	$259,445 (3)	$15,231 (6)	$831,160
Joseph Restivo Chief Financial Officer	2006	$159,351	—	$50,684 (4)	$9,692 (6)	$219,727
Nazzareno Paciotti Former Chief Executive Officer and Chief Financial Officer	2006	$259,791 (7)	—	$4,000 (5)	—	$263,791

(1)	Consists of a signing bonus of $100,000 and a guaranteed bonus of $140,625 for the first year of employment, both as required by the specific terms of Mr. Walin’s Employment Agreement.

(2)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R) based on our expense during 2006 for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 1 of our financial statements for the year ended December 31, 2006.

(3)
Represents 2006 expense with respect to options to purchase 60,000 shares of common stock granted March 6, 2006, with exercise prices of $15.00 to $40.00 per share, and options to purchase 1,881,795 shares of common stock granted October 4, 2006, with an exercise price of $0.20 per share, after giving effect to the cancellation of the option granted March 6, 2006, which was forfeited in connection with the grant in October 4, 2006.

(4)
Represents 2006 expense with respect to options to purchase 15,000 shares of common stock granted March 28, 2006, with exercise prices of $8.00 to $39.00 per share, and options to purchase 1,881,795 shares of common stock granted October 4, 2006, with an exercise price of $0.20 per share, after giving effect to the cancellation of the option granted March 28, 2006, which was forfeited in connection with the grant in October 4, 2006.

(5)
Represents 2006 expense with respect to options to purchase 7,500 share of common stock granted January 6, 2005, with an exercise price of $75.00 per share, and options to purchase 5,000 shares of common stock granted February 17, 2004, with an exercise price of $130.00 per share.

(6)	Consists of a car allowance of $1,500 per month for Mr. Walin and $1,000 per month for Mr. Restivo.

(7)	Includes approximately $192,000 of severance payments.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2006, certain information regarding grants of awards under our Amended and Restated 2004 Long Term Incentive Plan to our Named Executive Officers. All share and per share amounts in the table below give effect to the 1-for-50 reverse stock split effected in November 2006.

Grants of Plan-Based Awards in Fiscal 2006

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price of Common Stock on Grant Date (if lower than Exercise Price) ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Steven Walin	October 4, 2006 (1)	1,881,795	$.20	$1.98	$56,454
	March 6, 2006 (2)	60,000	$15.00 to $40.00	—	$300,000
Joseph Restivo	October 4, 2006 (1)	1,881,795	$.20	$1.98	$56,454
	March 28, 2006 (2)	15,000	$8.00 to $39.00	—	$54,750
Nazzareno Paciotti	—	—	—	—	—

(1)
These options were granted under our 2004 Long-Term Incentive Plan concurrently with our October 2006 private placement, and the exercise price of these options is equal to the price per share paid by investors in that private placement. These options vested immediately as to 25% of the shares subject to the option grant, and become exercisable as to the remaining option shares in equal monthly installments over the 36-month period following the grant date.

(2)
These options were granted pursuant to the employment agreements of Mr. Walin and Mr. Restivo, respectively, and as described above in “Compensation Discussion and Analysis,” these options were forfeited in connection with the October 4, 2006 option grants.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2006

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven Walin	548,857	1,332,938	$.20	October 4, 2016
Joseph Restivo	548,857	1,332,938	$.20	October 4, 2016
Nazzareno Paciotti (1)	—	—	—	—

(1)	Pursuant to a Mutual Separation Agreement described below, all options previously held by Mr. Paciotti expired on December 31, 2006.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options or vested with respect to stock awards during our fiscal year ended December 31, 2006.

Pension Benefits

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Chief Executive Officer

We have entered into an Employment Agreement, dated as of February 9, 2006, with Steven Walin, our Chief Executive Officer. The Employment Agreement is for a three-year term of employment which commenced March 6, 2006. Pursuant to the Employment Agreement, Mr. Walin received a $100,000 signing bonus and receives an annual base salary of $375,000.

Pursuant to his Employment Agreement, Mr. Walin was also paid a guaranteed bonus equal to 50% of his base salary ($140,625) for the first nine months of his service to us, and is entitled to receive an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors, for subsequent years.

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

On October 4, 2006, we entered into an amendment to our Employment Agreement with Mr. Walin under which we issued him an option to purchase 1,881,795 shares of our Common Stock at an exercise price of $.20 per share (such number of shares and exercise price after giving effect to our subsequent reverse stock split) vesting over a three-year period. Pursuant to the amendment, Mr. Walin forfeited all stock options previously granted to him under his employment agreement as well as the right to be issued additional stock options upon the closing of a private placement of our securities. In addition, we amended the definition of “Cause” for termination purposes to include our incurrence of a net loss, as defined in the amendment, in the quarter ending June 30, 2007.

Employment Agreement with Chief Financial Officer

We have entered into an Employment Agreement, dated as of March 28, 2006, with Joseph Restivo, our Chief Financial Officer. The Employment Agreement is for a three-year term and provides Mr. Restivo with an annual base salary of $200,000, and an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors.

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

On October 4, 2006, we entered into an amendment to our Employment Agreement with Mr. Restivo under which we issued him an option to purchase 1,881,795 shares of our Common Stock at an exercise price of $.20 per share (such number of shares and exercise price after giving effect to our subsequent reverse stock split) vesting over a three-year period. Pursuant to the amendment, Mr. Restivo forfeited all stock options previously granted to him under his employment agreement as well as the right to be issued additional stock options upon the closing of a private placement of our securities. In addition, we amended the definition of “Cause” for termination purposes to include our incurrence of a net loss, as defined in the amendment, in the quarter ending June 30, 2007.

Separation Agreement with Nazzareno Paciotti

On March 28, 2006 we entered into a Mutual Separation Agreement with Nazzareno Paciotti, who was our Chief Financial Officer from February 2004 until such date, and who was our Chief Executive Officer from February 2004 until March 6, 2006. Pursuant to the Mutual Separation Agreement, the parties mutually agreed to the termination of Mr. Paciotti’s employment with us and to his resignation as a director and officer of GVI Security Solutions, Inc. and its subsidiaries. Mr. Paciotti was entitled to receive severance payments equal to one year of his annual base salary of $300,000, payable in 12 equal monthly installments. In addition, Mr. Paciotti will continue to receive medical benefits until January 24, 2008. Mr. Paciotti agreed to release us in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement. In September 2006, in consideration of a cash payment of $85,926, Mr. Paciotti agreed to the termination of our remaining obligations under the Mutual Separation Agreement. Prior to such payment, we had approximately $194,000 of remaining cash severance obligations to Mr. Paciotti.

Director Compensation

Non-employee Directors

On December 6, 2006, our Board of Directors approved compensation arrangements for non-employee directors under which, commencing January 2007, each of our non-employee directors will be entitled to receive a monthly cash payment of $2,500. David Weiner and Craig Ellins have waived their current rights to receive these payments. Accordingly, these monthly payments will initially be made only to Gary Freeman and Moshe Zarmi. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

From August 2005 through June 2006, our non-employee directors received a monthly payment of $2,000 in cash. In addition, in October 2005, we adopted a Non-Employee Directors’ Stock Plan and authorized 400,000 shares of Common Stock for issuance thereunder. Under the Non-Employee Directors’ Stock Plan, each non-employee director was awarded shares of our Common Stock with an aggregate fair market value of $1,000 as of the 15th day of each month. The shares authorized for issuance under the Non-Employee Directors’ Stock Plan were exhausted in August 2006.

Former Chairman Compensation

Howard Safir was our Chairman of the Board from February 17, 2004 until October 4, 2006. Under an agreement dated as of February 17, 2004 with November Group, Ltd., of which Mr. Safir is a principal, November Group agreed to provide us with advice, consultation and assistance over a term of three years ending February 17, 2007 for a fee of $600,000, payable in equal monthly installments over the term of the agreement. Upon the closing of our October 2006 private placement, which constituted a change in control under the agreement, we paid the remaining fee owed to the November Group in the amount of approximately $108,000.

The following table shows for the fiscal year ended December 31, 2006 certain information with respect to the compensation of all non-employee directors of the Company.

Director Compensation for Fiscal 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Richard Berman (2)	$12,000	$7,903	$1,312 (3)	—	$ 21,215
Victor DeMarines (2)	$4,000	$3,903	—	—	$ 7,903

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Craig Ellins	—	—	$ 56 (4)	—	$ 56
Gary Freeman	—	—	$ 56 (4)	—	$ 56
Bruce Galloway (2)	$12,000	$6,000	$1,312 (3)	—	$ 19,312
John Gutfreund (2)	$12,000	$7,903	—	—	$ 19,903
Asa Hutchinson (2)	$12,000	$7,903	—	—	$ 19,903
Kenneth Minihan (2)	$4,000	$3,903	—	—	$ 7,903
Joseph Rosetti (2)	$12,000	$7,903	$1,162 (5)	—	$ 21,065
Howard Safir (2)	—	—	$3,883 (6)	$241,673 (8)	$245,556
David Weiner	—	—	—	—	--
Moshe Zarmi	$12,000	$6,000	$701 (7)		$ 18,701

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) based on our expense during 2006 for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 1 of our financial statements for the year ended December 31, 2006.

(2)	Not currently a director of the Company.

(3)
Represents 2006 expense with respect to options to purchase 950 shares of common stock granted January 6, 2005, with an exercise price of $75.00 per share, and options to purchase 6,000 shares of common stock granted February 17, 2004, with an exercise price of $130.00 per share.

(4)	Represents 2006 expense with respect to options to purchase 10,000 shares of common stock granted October 20, 2006, with an exercise price of $0.20 per share.

(5)
Represents 2006 expense with respect to options to purchase 950 shares of common stock granted January 6, 2005, with an exercise price of $75.00 per share, and options to purchase 5,000 shares of common stock granted February 17, 2004, with an exercise price of $130.00 per share.

(6)
Represents 2006 expense with respect to options to purchase 5,500 shares of common stock granted January 6, 2005, with an exercise price of $75.00 per share, and options to purchase 10,000 shares of common stock granted February 17, 2004, with an exercise price of $130.00 per share.

(7)
Represents 2006 expense with respect to options to purchase 10,000 shares of common stock granted October 20, 2006, with an exercise price of $0.20 per share, options to purchase 450 shares of common stock granted January 6, 2005, with an exercise price of $75.00 per share, and options to purchase 3,000 shares of common stock granted February 17, 2004, with an exercise price of $130.00 per share.

(8)	Paid to November Group, Ltd. pursuant to the agreement dated February 17, 2004, as described above.

Stock Option Plan

In March 2004, our stockholders approved our 2004 Long-Term Incentive Plan, reserving 118,798 (after giving effect to a subsequent one-for-65 reverse split) shares of our Common Stock for issuance thereunder. Pursuant to amendments to the Plan approved by our stockholders, and after giving effect to our recent one-for-50 reverse split, we are authorized to issue up to 5,900,000 shares of Common Stock under the Plan. The Plan provides for the grant of options and other awards to our employees, officers, directors and consultants. The Plan authorizes the Board of Directors to issue incentive stock options (“ISOs”) as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, stock options that do not conform to the requirements of that Code section (“Non-ISOs”), stock appreciation rights (“SARs”), restricted stock, stock awards and other stock based awards. Directors who are not employees of the Company may only be granted Non-ISOs.

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

COMPENSATION COMMITTEE REPORT

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Craig Ellins
Gary Freeman
Moshe Zarmi

Compensation Committee Interlocks and Insider Participation

              The Compensation Committee consists of Messrs.  Ellins, Freeman and Zarmi, all of whom are independent non-management directors. Other than Mr. Zarmi, who was our President and Chief Executive Officer from January 1998 until February 2004, none of the Compensation Committee members has served as an officer or employee of ours, and none of our executive officers has served as a member of a compensation committee or board of directors of any other entity, which has an executive officer serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 26, 2007, certain information known to us with respect to the beneficial ownership of Common Stock by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders can be reached at the Company’s principal executive offices located at 2801 Trade Center Drive, Suite 120, Carrollton, Texas 75007.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)
Steven Kolow[2] PO Box 5360 Wayland, MA 01778	5,345,623	18.8%
Europa International, Inc. [3]	3,557,303	12.4%
Fred Knoll [4]	3,565,445	12.4%
HG Investments, LLC 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,770,342	9.9%
Paul & Beth Guez Living Trust 972 Palisades Beach Road Santa Monica, CA 90403	1,720,536	6.1%
Richard Kall [5] 9000 Players Club Drive Las Vegas, NV 89134	2,595,342	9.2%
Directors and Executive Officers
David Weiner [6]	2,611,649	9.1%
Craig Ellins [7]	87,083	*
Gary Freeman [7]	3,750	*
Moshe Zarmi [8]	4,641	*
Joseph Restivo[9]	792,486	2.8%
Steven Walin[9]	809,153	2.8%
All directors and executive officers as a group (six persons) [10]	4,308,354	14.4%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 23, 2007 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 28,106,168 shares of the Common Stock outstanding as of March 23, 2007. All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

2	Includes 324,938 shares of Common Stock issuable upon exercise of warrants.

3
Includes 650,063 shares of Common Stock issuable upon exercise of warrants. Europa’s address is P.O. Box 146, Road Town, Tortola, British Virgin Islands. Fred Knoll is the principal of Knoll Capital Management, L.P., which manages Europa’s investments.

4
Includes (i) 3,557,303 shares of Common Stock beneficially owned by Europa; (ii) 1,475 shares of Common Stock beneficially owned by Thinking Technologies, L.P., and (iii) warrants to purchase 6,667 shares of Common Stock held by Knoll Capital Fund II. Fred Knoll is the principal of Knoll Capital Management, L.P., which is the general partner of Thinking Technologies, L.P., and the investment manager of Knoll Capital Fund II and Europa. Mr. Knoll’s address is c/o Knoll Capital Management, L.P. 666 5th Avenue Suite 3702, New York, New York 10102.

5	Includes 75,000 shares of Common Stock issuable upon exercise of a warrant.

6
Includes (i) 20,020 shares of Common Stock owned by Woodman Management Corporation, of which David Weiner is the sole shareholder, (ii) 568,688 shares of Common Stock issuable upon exercise of a warrant, and (iii) warrants to purchase 6,667 shares of Common Stock held by W-Net, Inc., of which Mr. Weiner is the sole shareholder.

7	Includes 3,750 shares of Common Stock issuable upon exercise of options.

8	Consists of shares of Common Stock issuable upon exercise of options.

9	Includes 666,469 shares of Common Stock issuable upon exercise of options.

10	Includes Messrs. Weiner, Ellins, Freeman, Zarmi, Walin, and Restivo.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 6, 2006, we completed a $5 million private placement, consisting of 100 Units at a price of $50,000 per unit. Each of Steve Walin, our Chief Executive Officer, and Joseph Restivo, our Chief Financial Officer, purchased one-half of a Unit in the private placement. Each Unit consisted of 25,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note in the principal amount of $45,000, convertible into 225,000 shares of Common Stock at a conversion price equal to $.20. On November 27, 2006, we effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including approximately $40,460 of accrued interest) were converted to Common Stock. After giving effect to the reverse split and the conversion, we have outstanding 26,392,834 shares of Common Stock, of which 25,202,314 were issued to the purchasers of the Units (2,500,000 on the closing of the October 2006 private placement and 22,702,314 upon conversion of the Convertible Notes in November 2006).

W-Net, Inc. acted a consultant to us in connection with the private placement and in consideration thereof, we issued to W-Net’s designees warrants to purchase 1,875,000 shares of Common Stock at a price of $.20 per share. David Weiner is the principal of W-Net, and is also the managing member of GVI Investment Company LLC, which was the lead investor in the private placement. In connection with the private placement, Mr. Weiner was appointed to our Board of Directors.

The purchasers in the private placement consisted of a group of accredited investors led by GVI Investment Company, LLC, a Nevada limited liability company formed for the purpose of participating in the private placement. GVI Investment Company, LLC, which purchased $2.5 million of the Units is managed by David Weiner. In January 2007, GVI Investment Company LLC transferred to its members the 12,601,712 shares of Common Stock it acquired in connection with its investment in the private placement. Included in such transfers was the transfer of 2,016,274 shares of Common Stock to Mr. Weiner, who through GVI Investment Company LLC invested $400,000 in the private placement.

In connection with the private placement, and effective immediately following its closing, our existing directors at that time, other than Steven Walin our Chief Executive Officer, resigned, and David Weiner, Craig Ellins, Gary Freeman, Moshe Zarmi and Joseph Restivo, our Chief Financial Officer, were appointed to our Board of Directors.

On January 22, 2007, we completed a private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000. The purchasers in the private placement included Craig Ellins, a director of ours who purchased 83,333 shares of Common Stock, and Steve Walin, our Chief Executive Officer, who purchased 16,667 shares of Common Stock.

Director Independence

All members of our Board of Directors, other than our Chairman of the Board, David Weiner, our Chief Executive Officer, Steven Walin, and our Chief Financial Officer, Joseph Restivo, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15). In addition, each member of our Compensation and Governance Committees is independent under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee is independent under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Mercadien for the audit of the Company’s annual financial statements for the years ended December 31, 2006, 2005 and 2004, and fees billed for other services rendered by Mercadien during those years.

	2006	2005	2004
Audit fees (1)	$194,271	$253,690	$216,244
Audit related fees	—	—	—
Tax fees	11,930	$15,487	$3,136
All other fees(2)	28,429	$14,291	$40,220
Total fees	$234,630	$283,470	$259,600

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.

(2)
Consists primarily of fees paid in connection with review of the Company’s financial statements in the Company’s Registration Statement on Form SB-2, Current Reports on Form 8-K, and related due diligence.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. The Audit Committee approved all such services prior to the auditor’s engagement for such services during the year ended December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. *

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among GVI Security Solutions, Inc., Rapor, Inc., and Rapor Acquisition Corp.####

3.1	Certificate of Incorporation and Amendments of GVI Security Solutions, Inc.**

3.2	Amended and Restated By-Laws of GVI Security Solutions, Inc. ****

4.1‡	2004 Long-Term Stock Incentive Plan #

4.2	Registration Rights Agreement, dated as of February 19, 2004, by and among the Registrant and the stockholders of the Registrant party thereto.*

4.3	Registration Rights Agreement, dated as of July, 2004, by and among the GVI Security Solutions, Inc. and the former stockholders of Rapor.####

4.4	Form of Subscription Agreement for Units purchased by investors in October 2004 Bridge Financing+

4.5	Form of Warrant issued to investors in October 2004 Bridge Financing+

4.6	Security Purchase Agreement, dated as of December 21, 2004, by and among GVI Security Solutions, Inc. and the Purchasers listed on Schedule A thereto.+++

4.7	Form of Subscription Agreement to purchase Units consisting of 6% Subordinated Secured Convertible Promissory Note and shares of Common Stock, dated October __, 2006††

4.8	Form of Warrant to purchase Common Stock issued to designees of W-Net, Inc. dated October __, 2006 ††

4.9	Registration Rights Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##

4.10
Form of Subscription Agreement to purchase Common Stock in connection with the January 2007 Private Placement (Incorporated by reference to the exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 23, 2007.)

4.16	Employment Agreement, dated as of January 31, 2006, between GVI Security Solutions, Inc. and Steven E. Walin †††

10.1	Distributorship Agreement dated as of October 2, 2006 between GVI Security Inc. and Samsung Electronics Co., Ltd.. ††

10.2‡
Executive Employment Agreement, dated as of January 24, 2005, by and between the Registrant and Nazzareno E. Paciotti (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 33-122314))

10.3‡	Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd. #

10.4	Commercial Industrial Lease Agreement, effective as of April 1, 2004, between, CSHV Texas Industrial, L.P., as Landlord, and GVI Security, Inc., as Tenant ***

10.5	Settlement Agreement and General Release, dated as of October 13, 2004, between the Registrant, GVI Security, Inc., William A. Teitelbaum and Alarmax Distributors, Inc. ***

10.6	Mutual Separation Agreement, dated as of September 30, 2004, by and among GVI Security, Inc., GVI Security Solutions, Inc. and Thomas Wade. ####

10.7	Alliance Agreement dated May 5, 2005 between GVI Security Solutions, Inc. and SSC, Inc†++

10.8‡	GVI Security Solutions, Inc. Nonemployee Directors’ Stock Plan ####

10.9‡	Employment Agreement, dated as of January 31, 2006, between GVI Security Solutions, Inc. and Steven E. Walin †

10.10‡	Employment Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Joseph Restivo. ****

10.11‡	Mutual Separation Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Nazzareno Paciotti.****

10.12‡	Omnibus Amendment and Consent between GVI Security Solutions, Inc., and Laurus Master Fund Ltd. dated October 3, 2006††

10.13	Amended and Restated Securities Purchase Agreement, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd., dated May 27, 2004, and amended and restated as of October 4, 2006††

10.14	Amended and Restated Secured Term Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006††

10.15	Common Stock Purchase Warrant, dated May 27, 2004, issued to Laurus Master Fund, Ltd. ##

10.16	Amended and Restated Security Agreement, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd., dated May 27, 2004, and amended and restated as of October 4, 2006††

10.17	Amended and Restated Secured Minimum Borrowing Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006††

10.18	Amended and Restated Revolving Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006††

10.19	Subsidiary Guarantee, dated May 27, 2004, by GVI Security, Inc. in favor of Laurus Master Fund, Ltd. ##

10.20	Stock Pledge Agreement, dated May 27, 2004, by and among GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##

10.21‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Steven Walin dated as of October 4, 2006††

10.22‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Joseph Restivo dated as of October 4, 2006††

10.23
Amendment, dated as of June 22, 2006, between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 22, 2006.)

10.24
Amendment, dated as of May 26, 2006, between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 5, 2006.)

21	Subsidiaries of the Registrant (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 33-122314)).

31.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

*	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 27, 2004.

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

****
Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

#
Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 14, 2004.

##	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 7, 2004.

###	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 8, 2004.

####	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 19, 2004.

+	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 13, 2004.

++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 10, 2005.

+++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 30, 2004.

++++	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 24, 2005..

†	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 21, 2006.

††	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 5, 2006.

‡	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Carrolton, State of Texas, on March 29, 2007.

GVI SECURITY SOLUTIONS, INC.
(Registrant)

By:  /s/ Steven Walin

Steven Walin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Walin	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2007
Steven Walin

/s/ Joseph Restivo	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 29, 2007
Joseph Restivo

/s/ David Weiner	Chairman of the Board of Directors	March 29, 2007
David Weiner

/s/ Craig Ellins	Director	March 29, 2007
Craig Ellins

/s/ Gary Freeman	Director	March 29, 2007
Gary Freeman

/s/ Moshe Zarmi	Director	March 29, 2007
Moshe Zarmi

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GVI Security Solutions, Inc.
Carrollton, Texas

We have audited the consolidated balance sheet of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' equity deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard ("SFAS"), "Share-Based Payment" ("SFAS 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

Weinberg & Company, P.A.
Los Angeles, California
March 27, 2007

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Mercadien, P.C., Certified Public Accountants
Hamilton, New Jersey

March 30, 2006

GVI Security Solutions, Inc.
Consolidated Balance Sheet
December 31, 2006 and 2005
(In thousands, except share and per share amounts)

	2006	2005
ASSETS:
Current Assets
Cash and equivalents	$225	$2,981
Accounts receivable, net of allowances for doubtful accounts of $558 and $317, respectively	7,881	7,688
Inventory, net	6,416	7,127
Refundable income tax receivable	-	643
Prepaid and other current assets	1,324	1,221
Current assets of discontinued operations	-	2,850
Total Current Assets	15,846	22,510

Property and Equipment, net	384	748
Deferred loan origination fee, net	209	809
Goodwill	-	544
Intangibles, net	-	532
Other assets	33	83
Total Assets	$16,472	$25,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current Liabilities
Accounts payable	$7,059	$7,036
Accrued expenses	2,023	1,490
Revolving credit facility, current	6,366	-
Capitalized lease obligations, current	77	118
Senior term note, current	1,925	2,080
Liabilities of discontinued operations	400	70
Total Current Liabilities	17,850	10,794

Capital lease obligations, net of current portion	62	139
Revolving credit facility	-	8,495
Senior term note, net of current portion	-	1,195
Total Liabilities	17,912	20,623

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 26,292,830 issued and outstanding at December 31, 2006 and 1,005,160 shares issued and outstanding at December 31, 2005	26	1
Additional paid-in capital	33,309	22,886
Accumulated deficit	(34,775)	(18,284)
Total Stockholders' Equity (Deficiency)	(1,440)	4,603
Total Liabilities and Stockholders' Equity (Deficiency)	$16,472	$25,226

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004

Revenues	$43,973	$40,782	$35,761

Cost of Revenues	37,389	34,814	30,834

Gross Profit	6,584	5,968	4,927

Selling, General and Administrative Expenses	13,494	15,156	13,602
Impairment of goodwill and other intangible assets	977	-	-
Other	-	200	156

Loss from operations	(7,887)	(9,388)	(8,831)

Interest Expense	5,916	1,266	691
Loss from continuing operations before income taxes and income (loss) from discontinued operations	(13,803)	(10,654)	(9,522)

Income Tax Expense (Benefit)	14	83	(1,108)

Loss from continuing operations before income (loss) from discontinued operations	(13,817)	(10,737)	(8,414)

Income (loss) from discontinued operations, net of taxes	(2,674)	(2,283)	1,236

Net loss	$(16,491)	$(13,020)	$(7,178)

Basic and diluted loss per share
Continuing operations	$(3.74)	$(10.71)	$(13.96)
Discontinued operations	$(0.72)	$(2.28)	$2.05
Net loss per share (basic and diluted)	$(4.46)	$(12.99)	$(11.91)

Shares Used in Calculation of Net Loss per share	3,693,955	1,002541	602,696

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Preferred A		Preferred B		Preferred D		Preferred E
											Additional	Retained
											Paid-in-	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	TOTAL

Balance, December 31, 2003									1,000,000	$1	$574	$1,914	$2,489
(Predecessor business)
Thinking Tools Capitalization	3,141	$-	1,148,799	$1	200	-	10,000	$-			20,790	(22,611)	(1,820)
Eliminate Thinking Tools to
Recapitalize GVI											(21,094)	22,611	1,517
Conversion to Common Stock	884	-	(1,148,799)	(1)							1		-
Conversion to Common Stock	23,760	-					(10,000)	-			-		-
Conversion to Common Stock	564,292	1							(1,000,000)	(1)	-		-
Warrants Issued											212		212
Shares Issued	13,000	-									156		156
Acquisition of Rapor	56,117	-									673		673
Private Placement	452,399	-									31,477		31,477
Stock Repurchase	(133,333)	-									(10,000)		(10,000)
Net Loss												(7,178)	(7,178)

Balance, December 31, 2004	980,260	1	-	-	200	-	-	-	-	-	22,789	(5,264)	17,526

Laurus Principal Payment Conversion	700	-									67		67

Conversion Series B Preferred to Common	-				(200)
Restricted Stock Issued to Directors	2,644	-									30		30
Stock Options Exercised	39,500	-									629		629
Stock Exchanged for Options	(17,944)	-									(629)		(629)
Net Loss												(13,020)	(13,020)

Balance. December 31, 2005	1,005,160	1	-	-	-	-	-	-	-	-	22,886	(18,284)	4,603

Laurus Principal Payment Conversion	40,000	-									320		320
Fair value of Restricted Stock Issued to Directors	5,356										52		52
Fair value of Shares Issued to Retail
Agent under Alliance Agreement	15,000	-									158		158
Beneficial Conversion from Laurus Modification of Warrant Exercise Price											76		76
Private Placement Proceeds, net	2,500,000	3									397		400
Beneficial Conversion Feature resulting from issuance of convertible notes											4,500		4,500
Subordinated Debt Conversion	22,500,000	22									4,478		4,500
Fair value of warrant issued to director											47		47
Issuance of common stock for interest on convertible debt	202,314	-									40		40
Fair value of common stock issued for services	25,000	-									23		23
Fair value of vested options											332		332
Net Loss												(16,491)	(16,491)

Balance, December 31, 2006	26,292,830	$26									$33,309	($34,775)	($1,440)

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
Cash Flows Used In Operating Activities
Net Loss	$(16,491)	$(13,020)	$(7,178)
Adjustments to reconcile Net Loss to Net Cash Used In Operating Activities:
Loss (Income) from discontinued operations, net of tax	2,674	2,283	(1,236)
Depreciation and amortization from continuing operations	455	1,148	846
Deferred tax liability	-	-	213
Loss on retirement of assets	50	-	-
Write-down of investment	-	200	-
Impairment of goodwill and intangible assets	977	-	-
Beneficial conversion discount on convertible debt	4,500	-	-
Amortization of deferred loan origination fee	647	600	312
Fair value of shares issued for interest	40	-	-
Compensation costs and expenses for stock and options issued	661	30	189
Changes in Assets and Liabilities
Accounts receivable, net	(193)	734	(1,894)
Inventory	711	2,419	(2,215)
Refundable income tax receivable	643	-	(1,099)
Prepaids and other current assets	(103)	477	199
Other assets	-	-	(34)
Accounts payable	23	(3,712)	4,964
Accrued expenses	533	(512)	822
Net cash used in operating activities from continuing operations	(4,873)	(9,353)	(6,111)

Net cash provided by (used in) operating activities
of discontinued operations	506	(1,986)	155
Net cash provided by (used in) operating activities	(4,367)	(11,339)	(5,956)

Cash Flows Provided By (Used In) Investing Activities
Purchase of property and equipment	(42)	(430)	(1,420)
Purchase of Rapor assets	-	-	(288)
Purchase of investment	-	-	(250)
Proceeds from sale of investment	50	-	-
Net cash provided by (used in) Investing activities	8	(430)	(1,958)

Cash Flows Provided By (Used In) Financing Activities
Issuance of common stock	400	-	31,476
Issuance of convertible notes	4,500	-	-
Net proceeds from (repayments of) revolving credit facility	(2,129)	2,880	3,465
Principal payments of Senior term note	(1,050)	(1,358)	(908)
Repayment of prior line of credit	-	-	(5,304)
Principal payments of capitalized lease obligations	(118)	(170)	(126)
Restricted cash	-	-	(10,000)
Loan origination costs	-	-	(1,604)
Net Cash Provided by Financing Activities	1,603	1,352	21,243

Net Increase (Decrease) in Cash	(2,756)	(10,417)	13,329
Cash, Beginning of Period	2,981	13,398	69
Cash, End of Period	$225	$2,981	$13,398
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$878	$429	$356
Cash paid for income taxes	14	110	468

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$300	$67	$-
Conversion of debt to common stock	4,500	-	-
Liabilities assumed in acquisition and Recapitalization	-	-	1,821
Capital lease equipment acquisitions	-	-	501
Conversion of related party note/loan and interest	-	-	1,517
Loan origination fee compensation cost for warrant issued	47	-	112
Rapor assets, net of liabilities assumed	-	-	741
Restricted cash to satisfy stock repurchase obligation	-	-	10,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GVI Security Solutions, Inc. (the “Company” and/or “GVI”) was incorporated in August 1996 as Thinking Tools, Inc. and was originally engaged in the software development business. From December 18, 2000 until February 20, 2004, Thinking Tools, Inc. had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, Thinking Tools, Inc. acquired all of the stock of GVI Security, Inc. in a merger, and the business of GVI Security, Inc. became the business of Thinking Tools, Inc. For accounting purposes, because the Company had become a shell company, GVI Security, Inc. was treated as the acquiror in the merger, which was treated as a recapitalization of GVI Security, Inc., and the pre-merger financial statements of GVI Security, Inc. became the Company’s historical financial statements. The 2003 stockholders’ equity of the Company was retroactively restated for the equivalent number of shares of Thinking Tools, Inc. received by GVI Security, Inc. in the reverse merger, with the difference between the par value of Thinking Tools, Inc. preferred stock and GVI Security, Inc.’s common stock recorded as paid in capital. In the merger, 230,000 shares of GVI Security, Inc.’s Common Stock was converted to 1,000,000 shares of Thinking Tools, Inc. Series E Preferred Stock. The Series E Preferred Stock was initially convertible into 36,678,958 shares of Thinking Tools, Inc. common stock, and ultimately converted into 564,292 shares of common stock of the Company as a result of the one-for-65 reverse split effected on April 12, 2004 (on which date Thinking Tools, Inc. changed its name to GVI Security Solutions, Inc.) after giving effect to the one-for-50 reverse split effected on November 28, 2006 as a result of the Company’s 2006 Private Placement transaction. See Note 14 for further discussion of the Company’s 2004 Recapitalization, and Note 8 for 2006 Private Placement transaction.

On December 1, 2004, the Company acquired all of the capital stock of Rapor, Inc. in a merger in which the Company issued to Rapor’s former stockholders an aggregate of 54 shares of common stock and seven-year warrants to purchase an aggregate of 27,079 shares of common stock at an exercise price of $152 per share. In connection with the closing of the merger, the Company also paid approximately $184,000 in cash, and issued 1,960 shares of common stock, in satisfaction of secured obligations of Rapor. Rapor designs and manufactures high security building access portals.

All share and per share amounts herein have been given retroactive effect to the 1-for-65 reverse stock split of the Company’s common stock effected in April 2004, as well as to the 1-for-50 reverse stock split effected November 2006. . See Note 16 for further discussion of the Company’s 2004 Recapitalization, and Note 8 for 2006 Private Placement transaction.

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

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements for consistency purposes, including both income statement reclassifications of certain revenue and expense amounts relating to the years ended December 31, 2005 and 2004, as well as balance sheet reclassifications relating to the year ended December 31, 2005. Income statement reclassifications include (1) classification of net freight billed to customers as a reduction of costs of revenue, and (2) classification of certain warehousing, technical support and assembly expenses as costs of revenue. The balance sheet reclassification relates to recharacterization of third party controlled cash lockbox balances as other current assets at December 31, 2006.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principles , which assumes the continuity of the Company as a going concern. During the years ended December 31, 2006, 2005 and 2004, the Company suffered net losses of $16,5 million, $13.0 million and $7.8 million, respectively. In addition the Company utilized net cash from operations of $4,872,000 during the year ended December 31, 2006, and had a working capital deficit of $2,004,000 and a stockholders’ deficiency of $1,440,000 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In October 2006, the Company raised $5 million in gross proceeds in a private placement of common stock and convertible notes. The Company may need to raise additional capital in the future to finance its operations, and management can not provide assurance that the Company will be successful in this effort. At December 31, 2006, the Company had cash and cash equivalents of approximately $225,000, a working capital deficit of approximately $2.0 million, a stockholders’ deficiency of $1.4 million, an outstanding balance of $1.9 million under the Laurus Term Loan, and an outstanding revolving credit loan balance from Laurus of approximately $6.4 million, with an additional $2.2 million available for borrowing under such facility.

The Company’s operating results in 2007 will be dependent upon its ability to continue to provide quality products and services in sufficient volume at attractive prices and maintain customer loyalty. The Company will continue to implement measures to reduce operating costs, including sales and marketing expenses, support and other general and administrative expenses. Depending upon the Company’s ability to increase its revenues and effectively manage its working capital requirements, as well as the timing and rate of revenue growth and management’s ability to control costs, the Company may require additional equity or debt borrowings to finance its operations, working capital requirements or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to limit its operations which could have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. In connection with the discontinuance of the Retail Channel business for the years ended December 31, 2006 and 2005, the Company wrote down assets identified with the retail business by approximately $2.3 million and $2.9 million, respectively, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The results of the discontinued operations do not include any allocation of corporate overhead during the periods presented.

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under its previous alliance agreement. The Company has written off all remaining net assets associated with the Retail Channel business, and has accrued a reserve of $400,000 for estimated remaining obligations associated with completing the termination of this business channel.

Revenue Recognition

The Company’s primary source of revenue is from sales of its products. The Company recognizes revenue when the sales process is deemed complete and associated revenue has been earned. The Company’s policy is to recognize revenue when products have been shipped, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions. Related incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

The Company allows customers to return defective products when they meet certain established criteria as outlined in its sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, its estimates of sales returns, which are based primarily on actual historical return rates. The Company records estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount the Company expects to realize upon its subsequent disposition. The Company considers the physical condition and marketability of the returned products as major factors in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from Company estimates if factors such as customer inventory levels or competitive conditions differ from estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from Company estimates and expectations.

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

Accounts Receivable

Trade receivables are presented on the balance sheet as outstanding principal adjusted for any charge offs. The Company maintains an allowance for doubtful receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2006 and 2005 were approximately $2,541,000 and $1,300,000, respectively.

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

Goodwill and Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective January 1, 2005. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment using the guidance for measuring impairment set forth in this statement.

During the year ended December 31, 2006, management concluded that the Rapor product line no longer fit the Company’s existing distribution channels and market strategy and, accordingly, recorded impairment costs of approximately $977,000 resulting from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with Rapor products totaling approximately $433,000, as prescribed under SFAS 142. No such impairment expense was recorded for the years ending December 31, 2005 and 2004.

Property and Equipment

Property and equipment is stated at cost net of depreciation and amortization. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When assets are fully depreciated, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is credited or charged to income.

Shipping and Handling Costs

Shipping and handling costs related to product sales and fulfillment are expensed as incurred and included in cost of goods sold. Shipping and handling costs related to purchases are included in the cost of inventory, and charged to cost of goods sold when sold to customers.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which included various promotional incentives and trade show participation, for the years ended December 31, 2006, 2005 and 2004 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs during the years ended December 31, 2006, 2005 and 2004 were $815,000, $1,495,000 and $893,000, respectively.

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

Income tax expense for the years ended December 31, 2006 and 2005 primarily relate to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business.

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

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the years ended December 31, 2005 and 2004:

	($ in thousands, except per share amounts)
	2005	2004
Net Income (Loss), as reported	$(13,020)	$(7,178)
Stock-based employee compensation expense, net of related tax effects	(188)	(104)

Net Income (Loss), pro forma	$(13,208)	$(7,282)

Net income (loss) per share:
Basic as Reported	$(12.99)	$(11.91)
Basic pro forma	$(13.17)	$(12.08)
Diluted as reported	$(12.99)	$(11.91)
Diluted pro forma	$(13.17)	$(12.08)

The weighted average fair value of options granted during 2006, 2005 and 2004 was $0.09, $1.75 and $2.94, respectively. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Risk free rate of return	3.5%	3.5%
Option lives in years	3.0	3.0
Annual volatility of stock price	74%	74%
Dividend yield	--%	--%

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities are not included in the calculation of loss per share for the years ended December 31, 2006, 2005 and 2004 because the company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for years ended December 31, 2006, 2005 and 2004. At December 31, 2006, 2005 and 2004 potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 7,508,519, 251,161 and 237,411 shares, respectively.

Credit Risk Concentration

At December 31, 2006, 2005 and 2004, three customers accounted for $17.7 million (40%), $17.3 million (42%) and $16.8 million (47%), respectively, of the Company’s continuing sales, and these customers’ receivable balances for the years ended December 31, 2006, 2005 and 2004 totaled approximately $4,663,000 (50%), $3,982,000 (39%) and $4,861,000 (46%), respectively, of accounts receivable.

International sales accounted for approximately 38%, 33% and 22% of the Company's sales during the years ended December 31, 2006, 2005 and 2004, respectively. Geographically, Mexico has become one of our major growth areas. During the year ended December 31, 2006, Mexico accounted for 10.4% of our total sales.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash, accounts receivable, accounts payable and accrued expenses - The carrying amount approximates fair value because of the short maturity of those instruments.

•
Notes payable and capitalized lease obligations - Based on the borrowing rates currently available to the Corporation for bank loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value shown on our balance sheet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the valuation of inventory, accounts receivable, certain accruals and liabilities and the useful lives of property and equipment.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material on its consolidated results of operations, financial position, or cash flows

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

NOTE 2 ~ ACCOUNTS RECEIVABLE

Accounts receivable, net, at December 31, 2006 and 2005 consists of trade receivables from customers, less allowances for doubtful accounts, estimated future returns and customer rebates and credits.

The Company maintains an allowance for doubtful accounts receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.

Allowance for doubtful accounts activity during the years ended December 31, 2006 and 2005 was as follows:

	2006	2005

Beginning balance	$317	$250
Bad debt provisions	817	186
Account write-offs	(635)	(119)
Recoveries	59	-
Ending Balance	$558	$317

NOTE 3 ~ PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following:

	Useful Lives in Years	2006	2005

Furniture and fixtures	5-7	$483	$517
Office and warehouse equipment	2-7	201	245
Leasehold improvements	2-7	168	163
Computer equipment and software	3-5	676	662
Demo and sample equipment	1-2	-	970
		1,528	2,557
Accumulated Depreciation		(1,144)	(970)
		$384	$748

NOTE 4 ~ LAURUS CREDIT FACILITY

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus under which the Company was provided with a $5 million term loan and a $10 million revolving credit facility. At closing, the Company borrowed $5 million under the term loan and $10 million under the revolving credit facility, and used $10,016,000 of the proceeds to repay in full the indebtedness outstanding under the prior revolving credit agreement with Comerica Bank. Additional proceeds of the financing were used to increase working capital, pay closing fees to Laurus in the aggregate amount of $617,500, and pay a finder's fee in the amount of $800,000. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 18,800 shares of Common Stock at a price of $175 per share The Company also issued a similar warrant to purchase 1,880 shares of Common Stock to the finder. These warrants were valued at $112,000 using a Black-Scholes pricing model. The assumptions used in the model were (i) risk free interest rate of 6%, (ii) expected life of 7 years, (iii) expected volatility of 70% and (iv) no anticipated dividends. Borrowings under the Laurus financing are secured by all assets of the Company. At December 31, 2006, $1.9 million in principal was outstanding under the Term Loan and $6.4 million in principal was outstanding under the revolving credit facility. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The loan documents with Laurus required the Company’s Common Stock to be quoted on the NASD Over the Counter Bulletin Board by July 27, 2004, which date was extended to September 27, 2004 and further extended to December 31, 2004. In consideration for extending the deadlines, the Company issued Laurus additional seven-year warrants to purchase an aggregate of 8,000 shares of Common Stock at a price of $175 per share. The fair value of these warrants at date of issue was determined to be approximately $20,000 using a Black-Scholes pricing model, and were charged to expense during the year ended December 31, 2004. The assumptions used in the model were (i) risk free interest rate of 6%, (ii) expected life of 7 years, (iii) expected volatility of 70% and (iv) no anticipated dividends. The Company’s Common Stock began being quoted on the NASD Over the Counter Bulletin Board on December 13, 2004.

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

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $135.00 per share. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. In December 2004 the conversion price was reduced to $95.50 under the terms of the anti-dilution feature of the Term Note. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were made in shares of Common Stock valued at the conversion price. In addition, prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

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

Amounts outstanding under the revolving credit facility were initially convertible to Common Stock at Laurus's option at a conversion price initially equal to $169.00 per share. In December 2004 the conversion price was reduced to $111.00 under the terms of the anti-dilution feature of the facility. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. To the extent the Company repays loans outstanding under the revolving credit facility and/or Laurus converts loans under the revolving credit facility into Common Stock, the Company could reborrow or make additional borrowings under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus to purchase an aggregate of 26,800 shares of the Company’s Common Stock was reduced from $175.00 to $30.00. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $7.50 from $95.50, and Laurus converted such amount of principal into 40,000 shares of the Company’s Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, the Company recorded an interest charge of approximately $76,000 in the second quarter of 2006. In addition, the Company also recorded a charge of approximately $20,000 from the reduction of the conversion price of $300,000 of convertible term debt principal in June 2006.

On October 4, 2006, in connection with the private placement referred to in Note 8, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through November 2007, with the final payment in December 2007 of $252,000.

Accordingly, after giving effect to the amendments above, the remaining amortizing payments of principal on the Term Note are $152,083 per month January 2007 through November 2007 and a final payment of $252,083 on December 2007.

NOTE 5 ~ LOAN ORIGINATION FEES

The Company incurred and capitalized origination and finders fees associated with the Laurus credit facility of approximately $1.8 million. These fees are amortized into interest expense using the effective interest method over the initial term of the loan of three years. Included in the capitalized origination fees is compensation of approximately $112,000 relating to the issuance of warrants to purchase 20,680 shares of the Company’s Common Stock. These fees will be fully amortized in May 2007.

As noted in Note 8, in conjunction with its private placement transaction in October 2006 the Company recorded loan origination fees of approximately $47,000 to reflect the fair value of a warrant to purchase 1,875,000 shares of Common Stock issued to a shareholder for consulting services in connection with the private placement transaction. These non-cash expenses were initially amortized into interest expense using the effective interest method over the term of the underlying subordinated convertible notes of three years. In November 2006, the private placement investors exercised the conversion feature of the subordinated convertible notes, at which time the remaining unamortized balance of the related loan origination fees were immediately charged to income.

NOTE 6 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at December 31, 2006 were as follows:

2007	$83
2008	53
2009	12
Total payments	148
Less amounts relating to interest	8
Total capital lease obligations	140
Less current portion	77
Capital lease obligations, noncurrent	$63

NOTE 7 ~ INCOME TAXES

The Company’s provision for income taxes consists of the following:

	2006	2005	2004
Current
Federal	$-	$-	$(647)
State	14	83	22
	14	83	(625)

Deferred
Federal	-	-	212
State	-	-	-
	-	-	212
Total	$14	$83	$(413)

The 2004 provision includes a benefit of $1.1 million relating to continuing operations, which is partially offset by $695,000 expense charge relating to discontinued operations.

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows ($ in thousands):

	2006	2005
Current deferred taxes
Accounts receivable allowances	$546	$352
Other	0	28
Inventory reserve	864	979
Uniform capitalization of inventory costs	74	98
Net operating loss carry-forward	7,943	5,169
	9,427	6,626
Noncurrent deferred tax liabilities
Property and equipment	(121)	(84)
Non Cash compensation	46	33
	(75)	(51)
Less: Deferred tax valuation allowance	(9,352)	6,575
Net	$-	$-

The Company's effective tax rate differs from the expected federal income tax rate as follows ($ in thousands):

	2006	2005	2004

Income tax at statutory rates (34%)	$(5,612)	$(4,397)	$(2,581)
State income tax expense - net of federal benefit	14	55	15
Change in deferred tax valuation allowance	5,612	4,425	2,150
Other	-	-	3

Income tax (benefit) provision	$14	$83	$(413)

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

The Company has incurred significant operating losses over the past several fiscal years, which has generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change. As a result, at December 31, 2006, the Company has a net operating loss carry-forward of approximately $27.5 million expiring 2025. A full valuation allowance has been provided against the deferred tax assets. The valuation allowance reflects management’s assessment of the uncertainty of the Company’s ability to utilize the deferred tax benefits in the future.

NOTE 8 ~ STOCKHOLDERS’ EQUITY

October 2006 Private Placement

On October 6, 2006, the Company completed a $5 million private placement (excluding closing costs of $100,000), consisting of 100 Units at a price of $50,000 per unit. Each Unit consisted of 25,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note (“Convertible Notes”) in the principal amount of $45,000, convertible into 225,000 shares of Common Stock at a conversion price equal to $.20. As a result, the Company issued 2,500,000 shares of common stock for $400,000 (net of closing costs of $100,000) and Convertible Notes in the aggregate principle amount of $4,500,000 convertible into 22,500,000 shares of the Company’s common stock. The Company could repay the Convertible Notes at maturity through the issuance of common stock, so long as the market price of the common stock was no less than 150% of the conversion price at maturity. The Convertible Notes could not be converted into common stock until the Company could amend its certification of incorporation effecting a reverse stock split providing for a sufficient number of authorized shares of common stock to permit such conversion. On November 27, 2006, the Company effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including $40,463 of accrued interest) were converted to Common Stock.

The conversion price of the Convertible Notes was less than the market price of the Company’s common stock on the date of the issuance of the Convertible Notes. In accordance with EITF 98-5 the Company recognized a debt discount of $4.5 million associated with the beneficial conversion feature of the Convertible Notes. The entire debt discount was recognized by the Company on November 27, 2006, the date on which the Company’s 50-for-1 reverse split was effected and the Notes became ultimately convertible.

As part of the transaction, the Company agreed to issue warrants to purchase an aggregate of 1,875,000 shares of Common Stock at a price of $.20 per share to a consultant that became a director. As a result of this agreement, the Company recorded deferred loan origination fees equal to the fair value of the warrant totaling $46,875.

 Other Equity Transactions

During the year ended December 31, 2006, the Company issued 40,000 shares of common stock to directors valued at $52,000. The shares were valued at the market price at the date of issuance.

During the year ended December 31, 2006, the Company issued 15,000 shares of common stock to its former distributor to the retail channel upon achievement of a contractual sales milestone. The shares were valued at $157,500, the market price at the date of issuance.

During the year ended December 31, 2006, the Company issued 25,000 shares of common stock for services valued at $23,250. The shares were valued at the market price at the date of issuance.

NOTE 9 ~ SIGNIFICANT VENDOR AGREEMENT

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

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the year ended December 31, 2006, the Company exceeded its minimum purchasing commitment under the agreement. For the year ended December 31, 2006, we purchased approximately $21.3 million under the Distributorship Agreement with Samsung.

NOTE 10 ~ 401(K) PLAN

The Company has a 401(k) profit-sharing plan covering all of its eligible employees. The Plan provides for annual discretionary employer and employee contributions. For the years ended December 31, 2006, 2005 and 2004, no annual discretionary employer contributions were approved and funded.

NOTE 11 ~ COMMITMENTS & CONTINGENCIES

General

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company estimates its sales tax liability and includes that amount as an accrued obligation until paid.

The Company is also party to other disputes in the normal course of business. Management believes the ultimate resolution of such disputes will not have a material effect on the financial statements.

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on September 30, 2009. Under the terms of the lease, the Company paid no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease. The Company records rent on a straight-line basis over the life of the lease and records the difference between amounts paid and expense recorded as a deferred lease liability.

The minimum annual rentals under the non-cancelable lease for the periods subsequent to December 31, 2006 are as follows ($ in thousands):

Years Ending December 31:	Amount

2007	$308
2008	308
2009	231
$847

Termination Agreement with Nazzareno E. Paciotti

On March 28, 2006, the Company and Nazzareno E. Paciotti, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Paciotti’s employment with the Company and to his resignation as a director and officer of the Company and its subsidiaries. Under the terms of the Mutual Separation Agreement, Mr. Paciotti was entitled to receive severance payments equal to one year of his annual base salary of $300,000 payable over 12 months. In addition, under the separation agreement, Mr. Paciotti was entitled to continue to receive medical benefits through January 24, 2008. The Company also agreed that Mr. Paciotti’s options to purchase 12,500 shares of Common Stock would vest in full and be exercisable in full until December 31, 2006. Mr. Paciotti agreed to release the Company in full from any and all claims and to continue to be bound by the confidentiality and non-solicitation terms of his employment agreement.

In September 2006 the Company entered into an agreement with Mr. Paciotti whereby the Company paid Mr. Paciotti a one-time payment of $85,925 in satisfaction of all remaining obligations under the Mutual Separation Agreement, which resulted in total payments under the Mutual Separation Agreement to Mr. Paciotti of $206,112. .

Employment Agreements

The Company entered into an Employment Agreement, dated as of February 9, 2006, with Steven Walin, the Company’s Chief Executive Officer. The Employment Agreement is for a three-year term of employment which commenced March 6, 2006. Pursuant to the Employment Agreement, Mr. Walin received a $100,000 signing bonus and receives an annual base salary of $375,000.

Pursuant to his Employment Agreement, Mr. Walin was also paid a guaranteed bonus equal to 50% of his base salary ($140,625) for the first nine months of his service, and is entitled to receive an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by the Company’s board of directors, for subsequent years.

In addition, pursuant to the Employment Agreement, in the event that Mr. Walin’s employment is terminated without “Cause” or by Mr. Walin for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Walin will be entitled to:

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

•
provided at least six months has expired since the last vesting of an option grant, a pro rata vesting of his option shares which are scheduled to vest on the next vesting date; provided, that if such termination occurs after a “Change in Control” or after the first anniversary of Mr. Walin’s employment, all of the unvested options will immediately vest.

If Mr. Walin’s employment is terminated as a result of his death or disability, the Company will pay him his accrued but unpaid base salary, unpaid signing bonus, and unpaid annual bonus with respect to any completed fiscal year, and a pro-rated portion of any bonus he would have otherwise been entitled for the fiscal year in which the termination occurs.

Mr. Walin is prohibited under the Employment Agreement from using or disclosing any of the Company’s proprietary information, competing with the Company, hiring any of the Company’s employees or consultants and soliciting any of the Company’s customers or suppliers to reduce or cease business with the Company.

In addition, the Company also entered into an Employment Agreement, dated as of March 28, 2006, with Joseph Restivo, the Company’s Chief Financial Officer. The Employment Agreement is for a three-year term and provides Mr. Restivo with an annual base salary of $200,000, and an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by the Company’s board of directors.

In addition, pursuant to the Employment Agreement, in the event that Mr. Restivo’s employment is terminated without “Cause” or by Mr. Restivo for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Restivo will be entitled to:

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

•
provided at least six months has expired since the last vesting of his option grant, a pro rata vesting of his option shares which are scheduled to vest on the next vesting date; provided, that if such termination occurs after a “Change in Control” or after the first anniversary of Mr. Restivo’s employment, all of the unvested options will immediately vest.

If Mr. Restivo’s employment is terminated as a result of his death or disability, the Company will pay him his accrued but unpaid base salary and unpaid annual bonus with respect to any completed fiscal year, and a pro-rated portion of any bonus he would have otherwise been entitled for the fiscal year in which the termination occurs.

Mr. Restivo is prohibited under the Employment Agreement from using or disclosing any of the Company’s proprietary information, competing with the Company, hiring any of the Company’s employees or consultants and soliciting any of our customers or suppliers to reduce or cease business with the Company.

On October 4, 2006, in connection with the private placement noted earlier, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 1,881,795 shares of the Company’s Common Stock at an exercise price of $.020 per share vesting over a three-year period, and have amended the definition of “Cause” for termination purposes under each of the employment agreements to include the Company’s incurrence of a net loss, as defined in the amendments, in the quarter ending June 30, 2007. The new options may not be exercised until such time as the Company has available for issuance a sufficient number of unissued shares of authorized Common Stock so as to permit such exercise. Pursuant to the amendments, the two officers agreed to forfeit all stock options previously granted to them under their employment agreements as well as the right to be issued additional stock options upon the closing of a private placement of the Company’s securities.

NOTE 12 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 118,798 shares of Common Stock for issuance thereunder. In June 2006 the shares available under this Plan increased from 118,798 to 200,000, and in October 2006 the shares available were increased under this Plan to 5,900,000.

In March 2006, the Company granted to the Chief Executive Officer and Chief Financial Officer options to purchase a total of 75,000 shares of Common Stock exercisable at $8.00 to $40.00 per share. These options were not granted under a plan. In October 2006, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 1,881,795 shares of the Company’s Common Stock at an exercise price of $.20 per share vesting over a three-year period. Under the terms of the amendment, the two officers agreed to forfeit options to purchase an aggregate of 75,000 shares of common stock previously issued to them. In addition, options to purchase an aggregate of 1,640,000 shares of common stock were made available for distribution to other key management members at an exercise price of $.20 per share vesting over a three-year period. Additionally, options to purchase an aggregate of 30,000 shares of common stock were granted to directors. The director options provided for an exercise price of $.20 per share over a 10 year life, and vests over a three-year period.

A summary of the status and activity of the Company’s stock options is presented below:

	Years Ended December 31:
	2006		2005		2004
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	84,435	$89.89	110,411	$80.97	482	$2,245.54
Granted	5,508,591	$0.56	28,350	$61.70	109,929	$71.48
Exercised	-	-	(39,500)	$16.00	-	-
Forfeited	(94,229)	$33.42	(14,826)	$166.43	-	-
Outstanding at December 31:	5,498,797	$1.37	84,435	$89.89	110,411	$80.97

Options Exercisable at December 31:	1,411,795	$3.80	29,786	$92.75	41,072	$76.54

The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2006 were $0 and $0, respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during 2006 is estimated at $0.09. The total intrinsic value of options exercised during 2006 was $0.

The following table summarizes information about stock options outstanding as of December 31, 2006:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at December 31, 2006	Weighted-average Remaining Contractual Life	Number Outstanding at December 31, 2006
$ 0.20	5,433,591	9.8 years	1,358,398
15.93	10,280	6.6 years	10,280
42.50	2,000	8.3 years	1,000
75.00	16,300	8.0 years	13,366
130.00	36,500	7.1 years	28,625
> $130.00	126	2.9 years	126
	5,498,797	9.8 years	1,411,795

There were no stock options exercised during the year ended December 31, 2006. The Company recognized compensation expense from the vesting of issued stock options of approximately $332,000 for the year ended December 31, 2006, and had estimated future compensation expense from these stock options of approximately $128,000 at December 31, 2006 which will be recognized over the remaining estimated weighted useful life of 34 months.

NOTE 13 ~ WARRANTS

A summary of the status and activity of the Company’s outstanding warrants is presented below:

	Years Ended December 31:
	2006		2005		2004
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	134,867	$88.07	136,193	$100.30	1,602	$1,291.05
Issued	1,875,000	$0.20	-	$-	134,592-	$86.13
Exercised	-	$-	-	$-	-	$-
Expired	144	$1,625.00	1,327	$1,343,61	-	$-
Outstanding at December 31:	2,009,723	$5.98	134,867	$88.07	136,193	$100.30

Summary of the Company’s outstanding warrants at December 31, 2006 and 2005 are as follows:

	December 31, 2006			December 31, 2005
Description	Shares	Approx. Remaining Term (Years)	Exercise Price	Shares

Laurus Master Fund	26,800	4.5	$30.00	26,800
Laurus finder’s fee	1,880	4.4	$175.00	1,880
ESI	60,000	4.8	$75.00	60,000
Rapor shareholders	27,079	4.9	$152.00	27,079
Oct. 2004 bridge financing	15,333	2.8	$75.00	15,333
Consultant	3,500	2.8	$175.00 - $250.00	-
Consulting fee paid to director	1,875,000	4.8	$0.20	-
Other	131	0.9	$390.00	275
	2,009,723			131,367

NOTE 14 ~ RELATED PARTY TRANSACTIONS

Settlement Agreement with William Teitelbaum

In October 2004 the Company entered into a Settlement Agreement and General Release with William A. Teitelbaum, a founder and principal stockholder of the GVI Security, Inc., under which Mr. Teitelbaum was issued 13,000 shares of common stock and Mr. Teitelbaum released the Company from claims with respect to a warrant he alleged had been issued to him by GVI Security, Inc. The value of the common stock issued under the agreement is recorded as an other operating expense of $156,000 for the year ended December 31, 2004. The Settlement Agreement required the Company to use a portion of the proceeds it would receive in a placement of its securities to repurchase up to $10 million of shares of common stock held by Mr. Teitelbaum at the purchase price of the securities sold in the placement. On January 4, 2005 the Company completed the purchase of 133,333 shares from William A. Teitelbaum for $10 million.

Termination Agreement with Thomas Wade
On October 19, 2004, the Company, GVI Security Inc. and Thomas Wade, at that time the beneficial holder of approximately 14% of Common Stock and the President of the Company’s subsidiary, entered into a Mutual Separation Agreement whereby the parties mutually agreed to the termination of Mr. Wade’s employment with the subsidiary. In accordance with Mr. Wade’s employment agreement, Mr. Wade received severance payments equal to one year of his annual base salary of $350,000. In addition, under the separation agreement, Mr. Wade was entitled to continue to receive a car allowance of $800 per month, an unconditional expense reimbursement of $1,200 per month, and medical benefits, for a period of one year. At December 31, 2004, approximately $281,000 for the remaining obligation was included in accrued expenses. The Company also agreed that Mr. Wade’s options to purchase 39,500 shares of the Company’s Common Stock would vest in full. There was no effect on earnings for this acceleration. Mr. Wade agreed to release the Company in full from any and all claims and to continue to be bound by all the terms of his employment agreement.

In the normal course of business, the Company previously conducted certain transactions with a company owned by William Teitelbaum, a principal stockholder. During the years ended December 31, 2005 and 2004, the Company made sales of $0 and $3,587, respectively, to this company. At December 31, 2005, no amounts were due from this company.

On March 31, 2004, the Company issued three subordinated convertible notes totaling $159,000. Each note bore interest at 10% per annum and was convertible into common stock at a price of $255.00 per share. The notes were paid in full with accumulated interest on June 29, 2004.

On October 29, 2004, in a private placement exempt from registration under the Securities Act, the Company sold 23 “Units” for an aggregate purchase price of $1,150,000, to a group of five purchasers, all of whom were affiliates of the Company. Each Unit consisted of $50,000 principal amount of 12% Subordinated Secured Promissory Notes, and the right to be issued warrants to purchase shares of common stock. The Notes were repaid in full in accordance with their terms in December 2004 upon the closing of the private placement. Warrants to purchase 15,333 shares of common stock were issued to these purchasers in December 2004 in accordance with the terms of the October 2004 private placement.

Joseph Rosetti, one of the Company’s directors, was a director of Rapor prior to the merger (See Note 1). Mr. Rosetti was also the direct holder of approximately 12% of Rapor’s outstanding common stock, and a principal partner in a partnership, established for the benefit of members of his family, that held approximately 7.5% of Rapor’s outstanding common stock. In accordance with the terms of the merger, as former stockholders of Rapor, Mr. Rosetti was issued 6,921 shares of common stock and warrants to purchase 2,716 shares of common stock, and the partnership was issued 4,180 shares of common stock and warrants to purchase 2,090 shares of common stock.

NOTE 15 ~ INVESTMENT IN DIGITAL HORIZONS SOLUTIONS, LLC (formerly Bio-AccessID, LLC)

On January 20, 2004, pursuant to a Membership Purchase Agreement by and among John Carter, Ronald DeBerry, GVI Security Solutions, Inc., and Digital Horizons Solutions, LLC (formerly Bio-AccessID, LLC)
("Digital Horizons"), the Company purchased a 5% membership interest in Bio-Access for $250,000. In December 2005 the Company determined the value of this investment had been significantly impaired and wrote down the carrying value to $50,000, recording a charge to other operating expenses of $200,000 for the year ended December 31, 2005. As part of the agreement, the Company had the right to acquire up to an additional 21% of Bio-Access over a three-year period after certain agreed-upon purchase goals have been attained for a purchase price of up to an additional $750,030.  As a result of the amount of the Company’s purchases from Digital Horizons, the Company’s option to acquire additional interest has decreased from 21% to 19%.

In June 2006, the Company sold its rights and interest in Digital Horizons for $50,000.

NOTE 16 ~ COMPANY RECAPITALIZATION

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

In the Merger, the Company issued to the former stockholders of GVI an aggregate of 1,000,000 shares of the Series E Convertible Preferred Stock ("Series E Stock"). The shares of Series E Stock were convertible into an aggregate of 564,292 shares of the Company's common stock, constituting approximately 95.3% of the outstanding shares of the Company's common stock outstanding following the Merger, assuming the conversion of all other outstanding shares of the Company's preferred stock. The shares of Series E Stock were automatically converted into shares of the Company's common stock when the Company filed the Charter Amendment (defined below).

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

In addition, pursuant to the Merger Agreement, certain employees and directors of GVI were issued options to purchase an aggregate of approximately 56,429 shares of the Company's common stock under the 2004 Long-Term Incentive Plan in exchange for the cancellation of options to purchase shares of GVI's common stock held by such persons prior to the Merger. All of these options have an exercise price of $15.93 per share.

Immediately prior to the Merger, and as a condition thereto, Europa exchanged a Convertible Demand Grid Note issued by the Company in the principal amount of $1,000,000, and all other indebtedness of the Company to Europa for 10,000 shares of the Series D Convertible Preferred Stock ("Series D Stock") of the Company, which shares were convertible into an aggregate of 23,760 shares of common stock. The shares of Series D Stock automatically converted into shares of the Company's common stock when the Company filed the Charter Amendment. Pursuant to its obligations under the Merger Agreement, following the Merger, the Company obtained the approval of its stockholders to (i) amend the Company's certificate of incorporation increasing the authorized shares of the Company's common stock to 75,000,000 and effecting a one-for-65 reverse stock split of the common stock so that the Company would have sufficient shares of unissued common stock to permit the conversion of all of the Series D Stock, Series E Stock and all other convertible securities of the Company (the "Charter Amendment"), (ii) the adoption of the Stock Option Plan, and (iii) the change of the Company’s name to GVI Security Solutions, Inc. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State in Delaware giving effect to these amendments in April 2004, whereupon all outstanding shares of Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock automatically converted into shares of the Company's common stock.

In addition, pursuant to amendments to the terms of the Series A Preferred Stock approved in January 2004, upon the filing of the Charter Amendment the outstanding shares of Series A Preferred Stock converted into an aggregate of 884 shares of the Company’s common stock.

NOTE 17 ~ QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information for the years ended December 31, 2006 and 2005:

	QUARTERS ENDING:
	March 31	June 30	September 30	December 31:
DECEMBER 31, 2006:
Net sales	$11,696	$11,156	$10,067	$11,055
Gross Profit	2,534	2,441	591	1,017
Loss from continuing operations before income (loss) from discontinued operations	(1,547)	(2,198)	(3,570)	(a) (6,501)
(Loss) income from discontinued operations, net of taxes	(962)	(2,289)	576	-
Net income (loss)	$(2,509)	$(4,487)	$(2,994)	$(6,501)
Continuing operations	$(0.42)	$(0.59)	$(0.97)	$(1.76)
Discontinued operations	$(0.26)	$(0.62)	$0.16	$--
Net income (loss) per share (basic and diluted)	$(0.68)	$(1.21)	$(0.81)	$(1.76)

DECEMBER 31, 2005:
Net sales	$10,308	$9,900	$10,936	$9,638
Gross Profit	1,700	1,260	1,546	1,462
Loss from continuing operations before income (loss) from discontinued operations	(670)	(2,807)	(2,535)	(4,725)
Income (loss) from discontinued operations, net of taxes	1,180	(43)	(53)	(b) (3,367)
Net income (loss)	$510	$(2,850)	$(2,588)	$(8,092)

Continuing operations	$(1.07)	$(2.81)	$(2.53)	$(4.71)
Discontinued operations	$1.59	$(0.04)	$(0.05)	$(3.36)
Net income (loss) per share (basic and diluted)	$0.52	$(2.85)	$(2.58)	$(8.08)

(a)	The 2006 fourth quarter loss from continuing operations includes a $4.5 million charge to reflect the beneficial conversion feature discount from convertible notes issued in October 2006

(b)	The 2005 fourth quarter loss from discontinued operations includes write-off of retail inventory and other assets of approximately $2.9 million.

NOTE 18 ~ SUBSEQUENT EVENTS

January 2007 Private Placement

On January 22, 2007, the Company completed an additional private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000. The proceeds from the January private placement were used for working capital and general corporate purposes.

Director Stock Option Grants

On February 14, 2007, the Company granted to three directors options to purchase an aggregate of 100,000 shares of the Company’s common stock. These options provide for an exercise price of $.60 per share over a 10 year life. 25% of each director’s options vest immediately, with the remaining 75,000 options vesting ratably in 12 installments of 6,250 each on the first day of each fiscal quarter of the Corporation commencing April 1, 2007.