Form 10-Q
period 2007-03-31
GVI SECURITY SOLUTIONS INC
filed 2007-05-14
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

___________________________________________
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

As of May 9, 2007 there were 28,126,277 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS:	(Unaudited)
Current Assets
Cash and equivalents	$311	$225
Accounts receivable, net of allowances for doubtful accounts of $532 and $558, respectively	7,021	7,881
Inventory, net	8,522	6,416
Prepaid and other current assets	892	1,324
Total Current Assets	16,746	15,846

Property and Equipment, net	311	383
Deferred loan origination fee, net	59	209
Other assets	34	34
Total Assets	$17,150	$16,472

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities
Accounts payable	$8,152	$7,059
Accrued expenses	1,967	2,022
Capitalized lease obligations, current	78	77
Senior term note, current	1,469	1,925
Revolving credit facility	5,361	6,366
Liabilities of discontinued operations	272	400
Total Current Liabilities	17,299	17,849

Capital lease obligations, net of current portion	43	63
Total Liabilities	17,342	17,912

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,126,277 shares issued and outstanding at March 31, 2007 and 26,292,830 issued and outstanding at December 31, 2006	28	26
Additional paid-in capital	34,395	33,309
Accumulated deficit	(34,615)	(34,775)
Total Stockholders' Deficiency	(192)	(1,440)
Total Liabilities and Stockholders' Deficiency	$17,150	$16,472

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Revenues	$11,021	$11,696

Cost of Revenues	8,059	9,339

Gross Profit	2,962	2,357

Selling, General and Administrative Expenses	2,447	3,481

Operating Income (loss)	515	(1,124)

Interest Expense	351	398

Income (loss) from continuing operations before income taxes and loss from discontinued operations	164	(1,522)

Income Tax Expense	4	23

Income (loss) from continuing operations before loss from discontinued operations	160	(1,547)

Loss from discontinued operations, net of taxes	-	(962)

Net Income (loss)	$160	$(2,509)

Basic income (loss) per comment share:
Continuing operations income (loss) per common share	$0.01	$(1.53)
Discontinued operations loss per common share	$0.00	$(0.95)
Net income (loss) per common share	$0.01	$(2.48)
Weighted average common shares outstanding	27,654	1,013

Diluted net income (loss) per common share:
Continuing operations income (loss) per common share	$0.00	$(1.53)
Discontinued operations loss per common share	$0.00	$(0.95)
Net income (loss) per common share	$0.00	$(2.48)
Weighted average common shares outstanding	33,455	1,013

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ending March 31,
	2007	2006
Cash Flows Provided By (Used In) Operating Activities
Net Income (loss)	$160	$(2,509)
Adjustments to Reconcile Net Income (loss) to Net Cash Provided By (Used In) Operating Activities:
Loss from discontinued operations, net of tax	-	962
Depreciation and amortization from continuing operations	73	139
Amortization of deferred loan origination fee	150	150
Compensation costs and expenses for stock and options issued	36	257
Changes in Assets and Liabilities
Accounts receivable, net	861	(1,974)
Inventory	(2,107)	(1,269)
Prepaid and other current assets	432	221
Accounts payable	1,093	3,051
Accrued expenses	(35)	277
Net cash provided by (used in) operating activities from continuing operations	663	(695)

Net cash provided by (used in) operating activities
of discontinued operations	(128)	250
Net cash provided by (used in) operating activities	535	(445)

Cash Flows Used In Investing Activities
Purchase of property and equipment	-	(19)

Net Cash Used In Investing Activities	-	(19)

Cash Flows Used In Financing Activities
Issuance of common stock	1,032	-
Net proceeds from (repayments of) revolving credit facility	(1,006)	332
Principal payments of Senior term note	(456)	(450)
Principal payments of capitalized lease obligations	(19)	(45)

Net Cash Used In Financing Activities	(449)	(163)

Net increase (decrease) in cash and equivalents	86	(627)
Cash and equivalents, beginning of period	225	2,981
Cash and equivalents, end of period	$311	$2,354

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$201	$178
Cash paid for income taxes	-	2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued obligation converted to common stock	$20	$-

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2007 and 2006

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GVI Security Solutions (“GVI” or “Company”) provides video surveillance and security solutions products, incorporating a complete line of video surveillance and detection systems, to the homeland security, professional and business-to-business market segments. The Company provides a strong combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), software systems and networking products that enhance life safety for both government agencies and the private sector.

The Company’s customers include distributors and system integrators that specialize in video surveillance and security products and services, government agencies and private sector businesses. GVI’s technology and products are available to the United States Government through a General Services Administration (GSA) contract.

Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All share and per share amounts herein have been given retroactive effect to the 1-for-50 reverse stock split of the Company’s common stock effected in November 2006 (See Note 4).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Certain reclassifications have been made to the 2006 financial statements for consistency purposes, including reclassifications of certain revenue and expense amounts relating to the three months ending March 31, 2006. These reclassifications include (1) classification of net freight billed to customers as a reduction of costs of revenue, and (2) classification of certain warehousing, technical support and assembly expenses as costs of revenue.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. All intercompany transactions, balances and profits have been eliminated.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2006, 2005 and 2004, the Company experienced negative cash flow and operating losses, which have resulted in a significant reduction in the Company’s cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business. This business was accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying condensed financial statements. In connection with the discontinuance of the Retail Channel business for the years ended December 31, 2006 and 2005, the Company wrote down assets identified with the retail business by approximately $2.3 million and $2.9 million, respectively, to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. The results of the discontinued operations do not include any allocation of corporate overhead during the periods presented.

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under its previous alliance agreement. The Company has written off all remaining net assets associated with the Retail Channel business, and has accrued a remaining reserve of $272,000 for estimated obligations associated with completing the termination of this business channel.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at March 31, 2007 and December 31, 2006 were approximately $2,884,000 and $2,541,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which included various promotional incentives and trade show participation, for the three months ended March 31, 2007 and 2006 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three months ended March 31, 2007 and 2006 were $34,000 and $85,000, respectively.

Income Taxes

Income tax expense for the three month periods ending March 31, 2007 and 2006 relate to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. For the three month period ending March 31, 2007, the Company did not record any federal income tax liability with respect to its net income in that period due to the existence and availability of operating loss carry-forwards.

Credit Risk Concentration

During the three months ended March 31, 2007, two customers accounted for $2,164,000 (19%) and $1,847,000 million (17%), respectively, of the Company’s continuing sales. During the three months ended March 31, 2006, three customers accounted for $1,180,000 (10%), $1,661,000 (14%) and $1,357,000 (12%), respectively, of the Company’s continuing sales. As of March 31, 2007, the two significant customers noted above for the three months then ended comprised $1,098,000 (12%) and $1,843,000 (20%), respectively, of Company’s total outstanding accounts receivable balance. As of March 31, 2006, the three significant customers noted above for the three months then ended comprised $528,000 (5%), $1,548,000 (15%) and $2,250,000 (21%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 29%, and 26% of the Company's sales during the three months ended March 31, 2007 and 2006, respectively. Geographically, Mexico has become one of the Company’s major growth areas. During the three months ended March 31, 2007 and 2006, Mexico accounted for 7.6% and 8.6%, respectively, of the Company’s total sales.

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

Earnings per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Numerator
Income (loss) from continuing operations	$160	$(1,547)
Loss from discontinued operations	-	(962)
Net income, as reported	$160	$(2,509)

Denominator
Weighted average common shares outstanding	27,654	1,013
Effect of dilutive securities:
Warrants	1,505	-
Common stock options	4,296	-
Weighted average common shares and dilutive securities outstanding	33,455	1,013

Earnings per share - basic
Income (loss) from continuing operations	$0.00	$(1.53)
Loss from discontinued operations	-	$(0.95)
Net income, as reported	$0.00	$(2.48)

Earnings per share - dilutive
Income (loss) from continuing operations	$0.00	$(1.53)
Loss from discontinued operations	-	$(0.95)
Net income, as reported	$0.00	$(1.53)

Options and warrants to purchase approximately 49,000 and 134,000 shares,respectively, of common stock at various prices exceeding $15.00 per share were outstanding during the three months ended March 31, 2007 but were not included in the computation of diluted earnings per share for this period because the respective options' and warrant exercise price were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive. Options and warrants to purchase approximately 155,000 and 134,000 shares, respectively, of common stock at various prices were outstanding during the three months ended March 31, 2006 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the period indicated:

	Three Months Ended March 31,
	2007	2006

Dividend yield	-	-
Risk-free factors	6.5%	6.0%
Volatility factors	43%	47%
Option Lives in Years	6.0	6.0

Adoption of New Accounting Policies

June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ( EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required on the adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

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

NOTE 2 ~ LAURUS CREDIT FACILITY

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Funds (“Laurus”) under which the Company was originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all assets of the Company. At March 31, 2007 and December 31, 2006, $1.5 million and $1.9 million, respectively, in principal was outstanding under the Term Loan and $5.4 million and $6.4 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Term Note (“Term Note”) and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly.

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. The revolving line of credit terminates, and borrowings thereunder become due, on December 31, 2007.

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

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus at the time of loan origination to purchase an aggregate of 26,800 shares of the Company’s Common Stock was reduced from $175.00 to $30.00. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $7.50 from $95.50, and Laurus converted such amount of principal into 40,000 shares of the Company’s Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, the Company recorded an interest charge of approximately $76,000 in the second quarter of 2006. In addition, the Company also recorded a charge of approximately $20,000 from the reduction of the conversion price of $300,000 of convertible term debt principal in June 2006.

On October 4, 2006, in connection with the Company’s private placement transaction, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through November 2007, with the final payment in December 2007 of $252,000.

Accordingly, after giving effect to the amendments above, the remaining amortizing payments of principal on the Term Note are $152,083 per month through November 2007 and a final payment of $252,083 due in December 2007.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at March 31, 2007 were as follows ($ in thousands):

2007	$62
2008	53
2009	12
Total payments	127
Less amounts relating to interest	7
Total capital lease obligations	120
Less current portion	77
Capital lease obligations, noncurrent	$43

NOTE 4 ~ STOCKHOLDERS’ EQUITY

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

January 2007 Private Placement Transaction

On January 22, 2007, the Company completed a private placement of 1,713,334 shares of Common stock at a price of $.60 per share, totaling $1,028,000. 100,000 of such shares sold were purchased by a director of the Company and its Chief Executive Officer.

NOTE 5 ~ COMMITMENTS & CONTINGENCIES

General

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company has recorded an estimate of its liability for sales taxes and believes any changes would not have a material effect on its financial condition or results of operations.

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

The minimum annual rentals under the non-cancelable lease for the remaining period ended December 31 are as follows ($ in thousands):

Years Ending December 31:	Amount

2007	$227
2008	308
2009	231
$766

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. During the three months ended March 31, 2007 and 2006, the Company purchased approximately $5.0 million and $2.0 million, respectively, under the Distributorship Agreement with Samsung.

NOTE 6 ~ INCOME TAXES

The Company has incurred significant operating losses over the past several fiscal years, which have generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, assuming full conversion of convertible promissory notes issued to these investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change.

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

A summary of the status and activity of the Company’s stock options for the three months ended March 31, 2007 is presented below:

	Three Months Ended March 31, 2007
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2007:	5,498,797	$1.37
Granted	300,000.60
Exercised	(20,000)	.20
Forfeited	(16,578)	92.84
Outstanding at March 31, 2007:	5,762,218	$1.07

Options Exercisable at March 31, 2007:	1,820,625	$2.87

The aggregate intrinsic values of outstanding and exercisable shares at March 31, 2007 were approximately $5,155,000 and $1,605,000 respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during the three months ended March 31, 2007 is estimated at $0.28. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $19,000.

The following table summarizes information about stock options outstanding as of March 31, 2007:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at March 31, 2007	Weighted-average Remaining Contractual Life	Number Outstanding at March 31, 2007
$0.20	5,413,590	9.6 years	1,691,747
.60	300,000	4.9 years	81,250
15.93	4,637	6.3 years	4,637
42.50	2,000	8.0 years	1,000
75.00	13,366	7.8 years	13,366
> 130.00	28,625	6.9 years	28,625
	5,762,218	9.6 years	1,820,625

There were 20,000 stock options exercised during the year three months ended March 31, 2007. The Company recognized compensation expense from the vesting of issued stock options of approximately $36,000 for the three months ended March 31, 2007, and had estimated future compensation expense from these stock options of approximately $168,000 at March 31, 2007 which will be recognized over the remaining estimated weighted useful life of 35 months.

NOTE 8 ~ WARRANTS

A summary of the Company’s outstanding warrants at March 31, 2007 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	4.3	$30.00
Laurus finder’s fee	1,880	4.2	$175.00
ESI	60,000	4.5	$75.00
Rapor shareholders	27,079	4.7	$152.00
Oct. 2004 bridge financing	15,333	2.6	$75.00
Consultant	3,500	2.5	$175.00 - $250.00
Consulting fee paid to director	1,875,000	2.5	$0.20
Other	131	0.7	$390.00
	2,009,723

NOTE 9 ~ SUBSEQUENT EVENT

On April 1, 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $.60 per share to a consultant. The warrant has a term of 5 years.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to continue as a going concern; uncertainty of future profitability, reliance on primary supplier; credit limits imposed by primary supplier; outstanding indebtedness; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company’s 2006 Annual Report on Form 10-K.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues decreased approximately $675,000, or 6% to approximately $11.0 million in the three months ended March 31, 2007 from approximately $11.7 million in the three months ended March 31, 2006. The overall decrease in sales was primarily attributable to a decrease in sales to customers in markets for which the Company no longer focuses, including consumer and aftermarket customers, and enterprise customers. Sales to consumer, aftermarket and enterprise customers were approximately $580,000 for the three months ended March 31, 2006, as compared to sales of $125,000 for the similar three month period ended March 31, 2007. The remaining decrease resulted from lower sales from one significant distribution customer during the three month period ended March 31, 2007 as compared to same period ended March 31, 2006 of approximately $700,000, with higher sales of approximately $400,000 to the Company’s remaining customers. The decreases in net revenues for the three months ended March 31, 2007 were partially offset by a reduction of approximately $100,000 in customer marketing and rebate obligations. This reduction was effected following management's determination that the actual amounts the Company would likely be required to credit customers as rebates and shared marketing expenses exceeded the amounts it had previous estimated for these obligations.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold decreased approximately $1.1 million or 12% to approximately $8.1 million for the three months ended March 31, 2007, from approximately $9.3 million in the three months ended March 31, 2005. This decrease was due primarily to (i) lower sales of approximately $700,000 during the three month period ended March 31, 2007 as compared to the same period ended March 31, 2006, resulting in lower costs of approximately $196,000, (ii) higher margins on sales during the three months ended March 31, 2007 as compared to the similar period ended March 31, 2006, resulting in lower cost of goods sold of approximately $800,000, and (iii) recovery of early payment discounts from core product vendors, primarily Samsung, totaling approximately $234,000 during the three months ended March 31, 2007, with no similar discounts generated during the same period ended March 31, 2006.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2007 increased approximately $428,000 to approximately $3.0 million from approximately $2.6 million for the three months ended March 31, 2006, and gross profit as a percentage of revenues increased to approximately 26.9% for the three months ended March 31, 2007 compared with approximately 21.7% for the three months ended March 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased approximately $1.0 million, or 30%, to approximately $2.5 million in the three months ended March 31, 2007 from approximately $3.5 million in the three months ended March 31, 2006, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately $600,000, or 32%, to approximately $1.2 million in the three months ended March 31, 2007 from approximately $1.8 million in the three months ended March 31, 2006. The decrease was primarily due to (i) the restructuring of our compensation arrangements with our sales force, resulting in a reduction of approximately $380,000, (ii) a decrease in marketing and promotional expenses, net of reimbursement from vendors, of approximately $90,000, (iii) a reduction in salaries and related expenses of approximately $70,000, and (iv) a decrease of approximately $60,000 in travel and other sales administration costs.

General and Administrative. General and administrative expenses decreased approximately $400,000, or 27%, to approximately $1.3 million for the three months ended March 31, 2007 from approximately $1.7 million for the three months ended March 31, 2006. The decrease in general and administrative expenses was primarily the result of (iii) a decrease in salaries and related expenses of approximately $304,000, (ii) a decreased in stock compensation expense associated with SFAS 123R of approximately $173,000, and (iii) a decrease of approximately $57,000 in depreciation expense. These decreases were offset by an increase in bad debt expense of approximately $106,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

INTEREST EXPENSE

Net interest expense for the three months ended March 31, 2007 decreased 12% to approximately $351,000 from approximately $398,000 in the three months ended March 31, 2006. This decrease is a result of a lower senior term loan balance and average revolving line of credit balance during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006. The lower outstanding debt balances more than offset the effect of higher interest rates in 2007, resulting from a higher prime interest rate during the period as well as the interest rate provisions applicable to borrowings under the revolving credit facility.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $3,000 for the three months ended March 31, 2007, as compared to recording an expense of approximately $23,000 for the three months ended March 31, 2006. Provisions for tax recorded in the three months ended March 31, 2007 and 2006 relates to state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.

For the three month period ending March 31, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

DISCONTINUED OPERATIONS

No income or loss from discontinued operations was reflected during the three months ended March 31, 2007 as the Company has completed its termination and exit from the retail market in the third quarter of 2006. Losses from discontinued operations, net of tax, were approximately $962,000 for the three months ended March 31, 2006. The loss in 2006 was the result of additional retail product returns and accruals for future returns. Operating results from discontinued operations for the three months ended March 31, 2006 do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above the Company reflected net income of approximately $143,000 for the three months ended March 31, 2007 compared with a net loss of approximately $2.5 million for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash and equivalents of approximately $311,000, a working capital deficit of approximately $569,000, an outstanding balance of $1.5 million under the Laurus term loan, and an outstanding balance of $5.4 million under the Laurus revolving credit facility. In comparison, at December 31, 2006, we had cash and equivalents of approximately $225,000, a working capital deficit of approximately $2.0 million, an outstanding balance of $1.9 million under the Laurus term loan, and an outstanding balance under the Laurus revolving credit facility of approximately $6.4 million. Additionally, we had borrowing availability of approximately $2.3 million at March 31, 2007, as compared with borrowing availability of $2.2 million at December 31, 2006.

Cash increased from $225,000 million at December 31, 2006 to $311,000 at March 31, 2007 primarily as a result of (i) cash generated from operations of approximately $700,000, and (ii) proceeds from the sale of common stock of $1.0 million. These factors were partially offset by principal payments on senior term and revolving line of credit obligations totaling $1.6 million during the three months ended March 31, 2007.

Our credit facility with Laurus matures December 31, 2007, Accordingly, at both December 31, 2006 and March 31, 2007, we have reflected the remaining senior term note balance and working capital revolver as current liabilities. We are currently in discussions with Laurus, as well as other potential lenders, with regard to the extension and/or replacement of this credit facility. We believe that we will be able to obtain additional financing on acceptable or similar terms; however, there can be no assurance whether we will be able to do so.

In October 2006 and January 2007, we raised $6,028,000 in aggregate gross proceeds from the private placement of common stock and convertible notes. We may need to raise additional capital in the future to finance our operations; however, there can be no assurance whether we will be able to do so.

January 2007 Private Placement Transaction

On January 22, 2007 we completed a private placement of 1,713,334 shares of common stock at a price of $.60 per share for an aggregate gross consideration of $1,028,000. The purchasers of the private placement consisted of a group of twelve “accredited investors”, including a director of ours who purchased 83,333 shares of Common Stock, and our Chief Executive Officer, who purchased 16,667 shares of Common Stock. The proceeds from the private placement were used for working capital and general corporate purposes. Because the shares were sold directly by us to the purchasers in the placement, we did not pay any placement agent fees or commissions in connection with the private placement.

The securities issued in the private placement were sold to persons reasonably believed to be accredited investors, without public solicitation or advertising, and the certificates evidencing the Common Stock issued in the private placement will be endorsed with appropriate restrictive legends. Accordingly, the sale of the securities in the private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

Laurus Credit Facility

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all of our assets. At March 31, 2007 and December 31, 2006, $1.5 million and $1.9 million, respectively, in principal was outstanding under the Term Loan and $5.3 million and $6.3 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent. The revolving line of credit terminates, and borrowings thereunder become due, on December 31, 2007.

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

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus at the time of loan origination to purchase an aggregate of 26,800 shares of the Company’s Common Stock was reduced from $175.00 to $30.00. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $7.50 from $95.50, and Laurus converted such amount of principal into 40,000 shares of the our Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, we recorded an interest charge of approximately $76,000 in the second quarter of 2006. In addition, we also recorded a charge of approximately $20,000 from the reduction of the conversion price of $300,000 of convertible term debt principal in June 2006.

On October 4, 2006, in connection with the Company’s private placement transaction, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through November 2007, with a final payment of $252,000 due in December 2007.

We will not be able to repay our obligations to Laurus at maturity unless we receive replacement financing or extend our current financing. There can be no assurance that we will be able to obtain such financing.

Going Concern Considerations

As a result of our losses from operations and limited capital resources, our independent auditors have included an explanatory paragraph in their report on our financial statements for the years ended December 31, 2006, 2005 and 2004, indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the years ended December 31, 2006, 2005 and 2004, we experienced negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in our cash balances. These factors raise substantial doubt about our ability to continue as a going concern. Although we generated net income and positive cash flow in our first quarter ended March 31, 2007, there can be no assurance that we will continue to do so. If we are not able to sustain our profitability in the near term we may need to raise additional capital in the near term to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must be made about the disclosure of contingent liabilities as well. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

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

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which includes various promotional incentives and trade show participation, are reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation.

Long-Lived Assets

The acquisition of long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures, is recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Income Taxes

We estimate and record a quarterly income tax provision in accordance with the expected effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust income tax expense during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected effective annual tax rate.

For the three month periods ended March 31, 2007 and 2006, income tax expense relates primarily to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. During the three month period ending March 31, 2007, we did not record any federal income tax liability with respect to our earnings in that period due to the existence and availability of operating loss carry-forwards

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future (see Notes 1 and 7 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation).

New Accounting Pronouncements

June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ( EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended March 31, 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

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

We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the system are met and cannot detect all deviations.  Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2007, in a transaction exempt from registration under Section 4(2) of the Securities Act, we issued 100,000 shares of Common Stock to a former employee in satisfaction of $20,000 of remaining severance obligations owed by us to that former employee.

On March 1, 2007, in a transaction exempt from registration under Section 4(2) of the Securities Act, we issued 20,000 shares of Common Stock for $4,000 to a former employee upon her exercise of a stock option previously issued to her.

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

GVI SECURITY SOLUTIONS, INC.

Date: May 11, 2007	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934