Form 10-Q
period 2007-06-30
GVI SECURITY SOLUTIONS INC
filed 2007-08-14
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

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

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

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
        ☐Yes   ☒ No

As of August 10, 2007 there were 28,147,107 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$522	$225
Accounts receivable, net	8,082	7,881
Inventory	7,768	6,416
Prepaid and other current assets	1,374	1,324
Total Current Assets	17,746	15,846

Property and Equipment, net	249	383
Deferred loan origination fee, net	-	209
Other assets	34	34
Total Assets	$18,029	$16,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$6,023	$7,059
Accrued expenses	2,171	2,022
Capitalized lease obligations, current	79	77
Senior term note	1,012	1,925
Revolving credit facility	8,335	6,366
Liabilities of discontinued operations	182	400
Total Current Liabilities	17,802	17,849

Capital lease obligations, net of current portion	23	63
Total Liabilities	17,825	17,912

Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 28,147,107 shares issued and outstanding at June 30, 2007 and 26,292,830 shares issued and outstanding at December 31, 2006	28	26
Additional paid-in-capital	34,482	33,309
Accumulated deficit	(34,306)	(34,775)
Total Stockholders' Equity (Deficit)	204	(1,440)
Total Liabilities and Stockholders' Equity (Deficit)	$18,029	$16,472

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues	$12,273	$11,155	$23,294	$22,851

Cost of Revenues	8,881	8,713	16,940	17,928

Gross Profit	3,392	2,442	6,354	4,923

Selling, General and Administrative Expenses	2,804	4,448	5,251	8,057

Operating Income (Loss)	588	(2,006)	1,103	(3,134)

Interest Expense	261	170	611	567

Income (loss) from continuing operations before income taxes and loss on discontinued operations	327	(2,176)	492	(3,701)

Income Tax Expense	19	23	23	46

Income (loss) from continuing operations before loss from discontinued operations	308	(2,199)	469	(3,747)

Loss from discontinued operations, net of taxes	-	(2,288)	-	(3,250)

Net Income (loss)	$308	$(4,487)	$469	$(6,997)

Basic income (loss) per common share:
Continuing operations income (loss) per common share	$0.01	$(2.15)	$0.02	$(3.67)
Discontinued operations loss per common share	$0.00	$(2.24)	$0.00	$(3.18)
Net income (loss) per common share	$0.01	$(4.39)	$0.02	$(6.85)
Weighted average common shares outstanding	28,126	1,022	27,900	1,021

Diluted net income (loss) per common share:
Continuing operations income (loss) per common share	$0.01	$(2.15)	$0.01	$(3.67)
Discontinued operations loss per common share	$0.00	$(2.24)	$0.00	$(3.18)
Net income (loss) per common share	$0.01	$(4.39)	$0.01	$(6.85)
Weighted average common shares outstanding	33,736	1,022	33,564	1,021

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ending June 30
	2007	2006
Cash Flows Used In Operating Activities
Net Income (Loss)	$469	$(6,997)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Loss from discontinued operations, net of tax	-	3,250
Depreciation and amortization from continuing operations	135	268
Amortization of deferred loan origination fee	209	300
Compensation costs and expenses of common stock warrants and options issued	119	555
Changes in Assets and Liabilities
Accounts receivable	(201)	(515)
Inventory	(1,353)	(2,865)
Refundable income tax receivable	-	643
Prepaid and other current assets	(51)	425
Accounts payable	(1,036)	3,488
Accrued expenses	169	459
Net cash used in operating activities from continuing operations	(1,540)	(989)

Net cash (used in) provided by operating activities of discontinued operations	(218)	435
Net cash used in operating activities	(1,758)	(554)

Cash Flows Used in Investing Activities
Purchase of property and equipment	-	(45)

Net Cash Used in Investing Activities	-	(45)

Cash Flows Provided By (Used In) Financing Activities
Net proceeds from revolving credit facility	1,969	79
Issuance of common stock	1,036	-
Principal payments of term note	(912)	(850)
Principal repayments of capitalized lease obligations	(38)	(81)
Net Cash Provided By (Used In) Financing Activities	2,055	(852)

Net Increase (Decrease) in Cash	297	(1,451)

Cash, Beginning of Period	225	3,284

Cash, End of Period	$522	$1,833

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$403	$504
Cash paid for income taxes	35	2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$-	$300
Accrued obligation converted to common stock	20	-

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006 (unaudited)

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

The Company will require additional equity or debt financing to repay its term and revolving credit loans to Laurus Master Fund, which become due December 31, 2007, and may also require additional capital to finance its operations, working capital or other capital expenditures.

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

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under its previous alliance agreement. The Company has written off all remaining net assets associated with the Retail Channel business, and has accrued a remaining reserve of $182,000 for estimated obligations associated with completing the termination of this business channel.

Revenue Recognition

The Company’s primary source of revenue is from sales of its products. The Company recognizes revenue when the sales process is deemed complete and associated revenue has been earned. The Company’s policy is to recognize revenue in accordance with Security and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, when products have been shipped, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions. Related incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at June 30, 2007 and December 31, 2006 were approximately $2,557,000 and $2,541,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which include various promotional incentives and trade show participation, for the six months ended June 30, 2007 and 2006 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month period ended June 30, 2007 and 2006 were $258,000 and $369,000, and during the six month period ended June 30, 2007 and 2006 were $290,000 and $454,000.

Income Taxes

Income tax expense for the three and six month periods ending June 30, 2007 and 2006 relate to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. For the three and six month periods ended June 30, 2007, the Company has not recorded any federal income tax liability or asset, due to the existence and availability of operating loss carry-forwards and has not accrued a deferred tax asset for the operating loss carryforward as future taxable income is currently uncertain.

Credit Risk Concentration

During the six months ended June 30, 2007, two customers accounted for $4,261,000 (18%) and $4,434,000 (19%), respectively, of the Company’s sales. During the six months ended June 30, 2006, three customers accounted for $3,581,000 (16%), $2,877,000 (13%) and $2,438,000 (11%), respectively, of the Company’s sales. As of June 30, 2007, the two significant customers noted above comprised $2,130,000 (23%) and $1,475,000 (16%), respectively, of Company’s total outstanding gross accounts receivable balance. As of June 30, 2006, the three significant customers noted above comprised $1,602,000 (16%), $779,000 (8%) and $2,668,000 (27%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 26%, and 24% of the Company's sales during the six months ended June 30, 2007 and 2006, respectively. Geographically, Mexico and the South American Andean region have become significant markets for the Company. During the six months ended June 30, 2007 and 2006, the Mexico and Andean regions accounted for 18% and 17%, respectively, of the Company’s total sales.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Income (loss) from continuing operations	$308	$(2,199)	$469	$(3,747)
Loss from discontinued operations	-	$(2,288)	-	$(3,250)
Net income (loss), as reported	$308	$(4,487)	$469	$(6,997)

Denominator
Weighted average common shares outstanding	28,126	1,022	27,900	1,022
Effect of dilutive securities:
Warrants	1,487	-	1,490	-
Common stock options	4,123	-	4,174	-
Weighted average common shares and dilutive securities outstanding	33,736	1,022	33,564	1,022

Earnings per share - basic
Income (loss) from continuing operations	$0.01	$(2.15)	$0.02	$(3.67)
Loss from discontinued operations	-	(2.24)	-	(3.18)
Net income (loss), as reported	$0.01	$(4.39)	$0.02	$(6.85)

Earnings per share - dilutive
Income (loss) from continuing operations	$0.01	$(2.15)	$0.01	$(3.67)
Loss from discontinued operations	-	(2.24)	-	(3.18)
Net income (loss), as reported	$0.01	$(4.39)	$0.01	$(6.85)

Options and warrants to purchase approximately 149,000 and 135,000 shares of common stock at various prices exceeding $0.80 per share were outstanding during the three and six months ended June 30, 2007 but were not included in the computation of diluted earnings per share for this period because the respective options' and warrant exercise price were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive. Options and warrants to purchase approximately 7,468,000 and 6,833,000 shares of common stock at various prices were outstanding during the three and six months ended June 30, 2006 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrants and option awards with the following weighted average assumptions for the period indicated:

	Six Months Ended June 30,
	2007	2006

Dividend yield	-	-
Risk-free factors	6.5%	4.7%
Volatility factors	43%	47%
Option Lives in Years	6.0	6.0

Adoption of New Accounting Policies

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required on the adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated results of operations, financial position, or cash flows.

NOTE 2 ~ LAURUS CREDIT FACILITY

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Funds (“Laurus”) under which the Company was originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all assets of the Company. At June 30, 2007 and December 31, 2006, $1.0 million and $1.9 million, respectively, in principal was outstanding under the Term Loan and $8.3 million and $6.4 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Term Note (“Term Note”) and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent (10.25% at June 30, 2007 and December 31, 2006, respectively), subject to a floor of six percent. Interest on the term loan is payable monthly.

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $135.00 per share. In December 2004 the conversion price was reduced to $95.50 under the terms of the anti-dilution feature of the Term Note. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were to be made in shares of Common Stock valued at the conversion price. In addition, prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent (10.25% at June 30, 2007 and December 31, 2006, respectively). The revolving line of credit terminates, and borrowings thereunder become due, on December 31, 2007.

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

On October 4, 2006, in connection with the Company’s private placement transaction, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of the Convertible Notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through November 2007, with the final payment due in December 2007 of $252,000.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at June 30, 2007 were as follows ($ in thousands):

2007	$43
2008	53
2009	12
Total payments	108
Less amounts relating to interest	6
Total capital lease obligations	102
Less current portion	79
Capital lease obligations, noncurrent	$23

NOTE 4 ~ STOCKHOLDERS’ EQUITY

October 2006 Private Placement

On October 6, 2006, the Company completed a $5 million private placement (excluding closing costs of $100,000), consisting of 100 Units at a price of $50,000 per unit. Each Unit consisted of 25,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note (“Convertible Notes”) in the principal amount of $45,000, convertible into 225,000 shares of Common Stock at a conversion price equal to $.20. As a result, the Company issued 2,500,000 shares of common stock for $400,000 (net of closing costs of $100,000) and Convertible Notes in the aggregate principal amount of $4,500,000 convertible into 22,500,000 shares of the Company’s common stock. The Company could repay the Convertible Notes at maturity through the issuance of common stock, so long as the market price of the common stock was no less than 150% of the conversion price at maturity. The Convertible Notes could not be converted into common stock until the amendment of the Company’s certification of incorporation effecting a reverse stock split providing for a sufficient number of authorized shares of common stock to permit such conversion. On November 27, 2006, the Company effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including $40,463 of accrued interest) were converted to Common Stock.

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

January 2007 Private Placement Transaction

On January 22, 2007, the Company completed a private placement of 1,713,334 shares of Common stock at a price of $0.60 per share, totaling $1,028,000. 100,000 of such shares were purchased by a director of the Company and its Chief Executive Officer.

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

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. During the six months ended June 30, 2007, the Company purchased approximately $11.9 million under the Distributorship Agreement with Samsung.

NOTE 6 ~ INCOME TAXES

The Company has incurred significant operating losses over the past several fiscal years, which have generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, assuming full conversion of convertible promissory notes issued to these investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change. The Company is currently performing an analysis to determine the utilizable net operating loss carryforwards, and believes that such carryforwards will be sufficient to eliminate any potential federal taxable income for the year ended December 31, 2007.

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:
	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006

US Statutory tax rate - provision (benefit)	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
State income taxes	6.2	(1.1)	4.9	(1.2)
Changes in A/R & inventory reserves	(42.3)	-	(18.1)	-
Net operating loss deductions	(2.1)	(35.0)	(20.5)	(35.0)
Depreciation	(2.6)	-	2.7	-
Other – net	12.0	-	0.9	-
Effective income tax rate	6.2%	(1.1%)	4.9%	(1.2%)

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

On February 14, 2007, the Company granted to three directors options to purchase an aggregate of 300,000 shares of the Company’s common stock. These options provide for an exercise price of $.60 per share over a 10 year life. 25% of each director’s options vest immediately, with the remaining 75,000 options vesting ratably in 12 installments of 6,250 each on the first day of each fiscal quarter of the Company commencing April 1, 2007.

On May 29, 2007, the Company granted to an employee options to purchase an aggregate of 100,000 shares of the Company’s common stock. These options provide for an exercise price of $.95 per share over a 10 year life, commencing January 1, 2008. 20% of the employee’s options vest January 1, 2008, with the remaining 80,000 options vesting monthly over the following 3 year period beginning thereafter.

Subsequently, on July 2, 2007, the Company granted to an employee options to purchase an aggregate of 100,000 shares of the Company’s common stock. These options provide for an exercise price of $.80 per share over a 10 year life, commencing January 1, 2008. 20% of the employee’s options vest January 1, 2008, with the remaining 80,000 options vesting monthly over the following 3 year period beginning thereafter.

A summary of the status and activity of the Company’s stock options for the six months ended June 30, 2007 is presented below:
	Six Months Ended June 30, 2007
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2007:	5,498,797	$1.37
Granted	400,000.69
Exercised	(40,830)	.20
Forfeited	(45,749)	33.77
Outstanding at June 30, 2007:	5,812,218	$1.07

Options Exercisable at June 30, 2007:	2,159,473	$2.47

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2007 were approximately $3,278,000 and $1,227,000 respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during the six months ended June 30, 2007 is estimated at $0.34. The total intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $30,000.

The following table summarizes information about stock options outstanding as of June 30, 2007:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at June 30, 2007	Weighted-average Remaining Contractual Life	Number Outstanding at June 30, 2007
$ 0.20	5,363,590	9.3 years	2,011,346
.60	300,000	4.7 years	99,999
.95	100,000	9.9 years	-
15.93	4,637	6.1 years	4,637
42.50	2,000	7.8 years	1,500
75.00	13,366	7.5 years	13,366
130.00	28,625	6.6 years	28,625
	5,812,218	9.1 years	2,159,473

There were 40,830 stock options exercised during the six months ended June 30, 2007. The Company recognized compensation expense from the vesting of issued stock options of approximately $56,000 for the six months ended June 30, 2007, and had estimated future compensation expense from these stock options of approximately $192,000 at June 30, 2007 which will be recognized over the remaining estimated weighted useful life of 41 months.

NOTE 8 ~ WARRANTS

A summary of the Company’s outstanding warrants at June 30, 2007 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	4.0	$30.00
Laurus finder’s fee	1,880	3.9	$175.00
ESI	60,000	4.4	$75.00
Rapor shareholders	27,079	4.4	$152.00
Oct. 2004 bridge financing	15,333	2.3	$75.00
Consultants	3,500	2.3	$175.00 - $250.00
Professional consultants	100,000	4.8	$0.60
Consulting fee paid to director	1,875,000	2.3	$0.20
Other	131	0.4	$390.00
	2,109,723

In April 2007 the Company issued a warrant to purchase 100,000 shares of common stock at a price of $.60 per share to a consultant. The warrant has a term of 5 years commencing from the date of grant. In conjunction with the issuance of the grant, the Company recorded a charge to expense of approximately $63,000 to reflect the fair value of the warrants issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: ability to continue as a going concern; uncertainty of future profitability; reliance on primary supplier; credit limits imposed on primary supplier; outstanding indebtedness; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company’s 2006 Annual Report on Form 10-K.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

NET REVENUES FROM CONTINUING OPERATIONS
Net revenues increased approximately $1.1 million, or 9.8% to approximately $12.3 million in the three months ended June 30, 2007 from approximately $11.2 million in the three months ended June 30, 2006. The increase in net revenues was primarily the result of a significant decrease in professional sales returns in the second quarter of 2007 as compared with the same period in 2006, as returns are a component of net revenue. The decrease in professional sales returns of $1.1 million, to approximately $600,000 during the second quarter of 2007 from $1.7 million for the same quarter ended June 30, 2006, reflected the change in certain customer return policies as well as improved customer satisfaction of the Company’s core products.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS
Total cost of goods sold increased approximately $167,000 or 2.0% to approximately $8.9 million for the three months ended June 30, 2007, from approximately $8.7 million in the three months ended June 30, 2006. This increase was due to higher sales, offset partially by (i) improved product margins, (ii) reduced product returns under warranty, (iii) lower net freight costs and (4) reduced inventory exposure from improved inventory management practices.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2007 increased to approximately $3.4 million from approximately $2.4 for the three months ended June 30, 2006, and gross profit as a percentage of revenues increased to 27.6% for the three months ended June 30, 2007 compared with 21.9% for the three months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 36.4% to approximately $2.8 million in the three months ended June 30, 2007 from approximately $4.4 million in the three months ended June 30, 2006, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 22% to approximately $1.4 million in the three months ended June 30, 2007 from approximately $1.8 million in the three months ended June 30, 2006. The decrease was primarily due to (i) restructuring of our compensation arrangements with our sales force, resulting in a reduction in commissions of $259,000, (ii) decreases of approximately $149,000 in sales and marketing staff salaries and related benefits, including the elimination of our Enterprise Sales Group in May 2006, and (iii) reduction in trade show expenses of approximately $182,000. These decreases were partially offset by increases in advertising costs, as well as various other sales and marketing expenses.

General and Administrative. General and administrative expenses decreased 46% to approximately $1.4 million for the three months ended June 30, 2007, from approximately $2.6 million for the three months ended June 30, 2006.  Major items resulting in the decrease in general and administrative expenses included (i) a reduction of approximately $397,000 in personnel and related costs, to approximately $773,000 in the three months ended June 30, 2007 from approximately $1.2 million during the quarter ended June 30, 2006, (ii) a decrease in bad debt expense of approximately $410,000, from $416,000 in the three months ended June 30, 2006 to approximately $6,000 in the quarter ended June 30, 2007, (iii) a decrease in professional fees of approximately $254,000, to approximately $111,000 for the three months ended June 30, 2007 from approximately $365,000 incurred in the comparable period ended June 30, 2006, and (iv) a reduction in non-cash stock compensation expense of approximately $214,000, from approximately $297,000 during the three months ended June 30, 2006 to approximately $83,000 for the three months ended June 30, 2007. These decreases were partially offset by increases in various other general and administrative expenses.

INTEREST EXPENSE

Net interest expense for the three months ended June 30, 2007 increased 53% to approximately $260,000 from approximately $170,000 in the three months ended June 30, 2006. The increase in the three months ended June 30, 2007 primarily reflects an adjustment, during the three months ended June 30, 2006, of $320,000 of interest expense that had been accrued in prior periods as due to Laurus. We had accrued this amount following the adjustment of the interest rate under the provision of our agreements with Laurus. However, because Laurus waived our payment of the increased interest amount through April 30, 2006, we adjusted the amount of interest we had accrued that we were not required to pay to Laurus. The effects of this interest adjustment were partially offset by (i) a charge to interest expense of approximately $76,000 resulting from the reduction in the exercise price of warrants issued to Laurus during the three months ended June 30, 2006, and (ii) higher deferred debt amortization, totaling $150,000 in the three months ended June 30, 2006, as compared with the comparable period ended June 30, 2007, where we incurred only $59,000 due to the depletion of unamortized debt costs at May 2007.

INCOME TAX EXPENSE

We recorded a provision for federal, state and local income tax of approximately $19,000 for the three months ended June 30, 2007, which was 17% lower than the tax expense of approximately $23,000 reflected for the three months ended June 30, 2006. Provisions for tax recorded in the three months ended June 30, 2007 and 2006 relate to state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.

In October 2006, as a result of the completion of our private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding capital stock, triggering a change of control event. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Section 382 of the Internal Revenue Code to a percentage of the fair market value of the Company at the date of this ownership change. We are currently performing an analysis to determine the utilizable net operating loss carryforwards; however, we believe that such carryforwards will be sufficient to eliminate any potential federal taxable income for the year ended December 31, 2007. Accordingly, for the three month period ending June 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

DISCONTINUED OPERATIONS

No income or loss from discontinued operations was reflected during the three months ended June 30, 2007 as the Company completed its termination and exit from the retail market in the third quarter of 2006. Losses from discontinued operations, net of tax, were approximately $2.3 million for the three months ended June 30, 2006. The loss in 2006 was the result of additional retail product returns and accruals for future returns. Operating results from discontinued operations for the three months ended June 30, 2006 do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above we earned net income of approximately $308,000 for the three months ended June 30, 2007 compared with a net loss of approximately $4.5 million for the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $443,000, or 2% to approximately $23.3 million in the six months ended June 30, 2007 from approximately $22.9 million in the six months ended June 30, 2006. The increase in net revenues was primarily the result of a significant decrease in professional sales returns in the six months ended June 30, 2007 as compared with the same period in 2006. The decrease in professional sales returns of $1.6 million, to approximately $1.2 million during the six months ended June 30, 2007 from $2.8 million for the same period ended June 30, 2006, reflected the change in certain customer return policies as well as improved customer satisfaction of the Company’s core products.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold decreased approximately $937,000, or 5% to approximately $16.9 million for the six months ended June 30, 2007, from approximately $17.9 million in the six months ended June 30, 2006. This decrease was due primarily to the significant improvement in margins on the sale of our core products in 2007 as compared to 2006. Direct margins achieved on core products during the six months ended June 30, 2007 improved 15%, as a result of improved gross margins generated from the sale of new camera and digital video recorder products.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2007 increased to approximately $6.4 million from approximately $5.0 million for the six months ended June 30, 2006, and gross profit as a percentage of revenues increased to 27.3% for the six months ended June 30, 2007 compared with 21.8% for the six months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 34% to approximately $5.3 million for the six months ended June 30, 2007 from approximately $8.0 million for the six months ended June 30, 2006, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 24% to approximately $2.6 million in the six months ended June 30, 2007 from approximately $3.4 million in the six months ended June 30, 2006. The decrease was primarily due to (i) the restructuring of our compensation arrangements with our sales force, resulting in a reduction in commissions of approximately $436,000, (ii) decreases of approximately $282,000 in sales and marketing staff salaries and related benefits, and (iii) a decrease of approximately $164,000 in direct advertising and tradeshow costs. These decreases were partially offset by increases in various other sales related and marketing expenses.

General and Administrative. General and administrative expenses decreased 42% to approximately $2.7 million for the six months ended June 30, 2007 from approximately $4.6 million for the six months ended June 30, 2006.  Major items resulting in the decrease of general and administrative expense were (i) approximately $694,000 in personnel termination costs during the six-month period ended June 30, 2006, for which only approximately $8,000 was incurred in the same period of 2007 (ii) stock based compensation expense of approximately $555,000 recorded due to the adoption of SFAS 123R effective January 1, 2006, as compared to approximately $55,000 reflected during the six months ended June 30, 2007, (iii) a decrease in bad debt expenses of approximately $304,000, to approximately $143,000 in the six months ended June 30, 2007 as compared to approximately $447,000 for the six months ended June 30, 2006, and (iv) a decrease in professional fees, including accounting, legal and other professional expenses, of $348,000, for the six months ended June 30, 2007 as compared to the same period in 2006.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2007 increased 8% to approximately $611,000 from approximately $567,000 in the six months ended June 30, 2006. The increase was due primarily to the effect of a favorable adjustment during the three months ended June 30, 2006 of $320,000, whereby interest expense that had been accrued in prior periods as due to our lender following the adjustment of the interest rate under provisions of our agreements was not required to be paid to Laurus. The effect of this favorable adjustment reflected in 2006 was offset by (i) a charge of approximately $76,000 for interest expense resulting from the reduction in the exercise price of warrants issued to Laurus during the three months ended June 30, 2006, (ii) higher deferred debt amortization, totaling $300,000 for the six months ended June 30, 2006, as compared with the same period ended June 30, 2007 where we recorded only $209,000 due to the depletion of remaining unamortized debt costs in May 2007, and (iii) lower interest expense in the six months ended June 30, 2007 as compared with the same period ended June 30, 2006 of approximately $150,000, due to lower average outstanding debt balances in 2007.

INCOME TAX EXPENSE

We recorded a provision for federal, state and local income tax of approximately $23,000 for the six months ended June 30, 2007, which was 50% lower than the tax expense of approximately $46,000 reflected for the six months ended June 30, 2007. Provisions for tax recorded in the six months ended June 30, 2007 and 2006 relate to state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.

In October 2006, as a result of the completion of our private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding capital stock, triggering a change of control event. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes may be limited annually under Section 382 of the Internal Revenue Code to determine to a percentage of the fair market value of the Company at the date of this ownership change. We are currently performing an analysis to determine the utilizable net operating loss carryforwards; however, we believe that such carryforwards will be sufficient to eliminate any potential federal taxable income for the year ended December 31, 2007. Accordingly, for the six month period ending June 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

DISCONTINUED OPERATIONS

No income or loss from discontinued operations was reflected during the six months ended June 30, 2007 as the Company completed its termination and exit from the retail market in the third quarter of 2006. Losses from discontinued operations, net of tax, were approximately $3.3 million for the six months ended June 30, 2006. The loss in 2006 was the result of additional retail product returns and accruals for future returns. Operating results from discontinued operations for the six months ended June 30, 2006 do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net income of approximately $469,000 for the six months ended June 30, 2007 compared with a net loss of approximately $7.0 million for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and equivalents of approximately $522,000, a working capital deficit of approximately $55,000, an outstanding balance of $1.0 million under the Laurus term loan, and an outstanding balance of $8.3 million under the Laurus revolving credit facility. In comparison, at December 31, 2006, we had cash and equivalents of approximately $225,000, a working capital deficit of approximately $2.0 million, an outstanding balance of $1.9 million under the Laurus term loan, and an outstanding balance under the Laurus revolving credit facility of approximately $6.4 million. Additionally, we had borrowing availability of approximately $765,000 at June 30, 2007, as compared with borrowing availability of $2.2 million at December 31, 2006.

Cash increased from $225,000 at December 31, 2006 to $522,000 at June 30, 2007 primarily as a result of (i) cash generated from operations of approximately $900,000, (ii) proceeds from the sale of common stock of $1.0 million, and (iii) proceeds of approximately $2.0 million from net borrowings under our revolving credit facility. These factors were partially offset by (i) principal payments on senior term note obligations totaling approximately $912,000, (ii) increases in other working capital accounts, including accounts receivable, inventory and accounts payable, of approximately $2.5 million, and (iii) payments for retail discontinued obligations of approximately $218,000, during the six months ended June 30, 2007.

Our credit facility with Laurus matures December 31, 2007. Accordingly, at both December 31, 2006 and June 30, 2007, we have reflected the remaining senior term note balance and working capital revolver as current liabilities.

In October 2006 and January 2007, we raised $6,028,000 in aggregate gross proceeds from the private placement of common stock and convertible notes. We will require additional equity or debt financing to repay our term and revolving credit loans to Laurus Master Fund, which become due December 31, 2007, and may also require additional capital to finance our operations, working capital or other capital expenditures. If we are unable to secure such financing, we may be required to cease operations.

Laurus Financing

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all of our assets. At June 30, 2007 and December 31, 2006, $1.0 million and $1.9 million, respectively, in principal was outstanding under the Term Loan and $8.3 million and $6.4 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Term Note and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Interest on the term loan is payable monthly.

Amounts outstanding under the Term Note were initially convertible into Common Stock at Laurus's option at a conversion price initially equal to $135.00 per share. In December 2004, the conversion price was reduced to $95.50 under the terms of the anti-dilution feature of the Term Note. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. In addition, subject to (i) having an effective registration statement with respect to the shares of Common Stock underlying the Term Note, and (ii) limitations based on trading volume of the Common Stock, originally scheduled principal and interest payments under the Term Note were made in shares of Common Stock valued at the conversion price. In addition, prepayments under the Term Note were subject to a premium in the amount of 20% of the principal being prepaid.

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

Pursuant to an amendment, dated as of May 26, 2006, between the Company and Laurus, (i) payments of principal due to Laurus for the months of June 2006 through December 2006 under the Term Note were reduced from $190,000 per month to $100,000 per month, (ii) the final payment of principal due to Laurus under the Term Note on May 27, 2007 was correspondingly increased from $435,000 to $1,065,000, and (iii) the exercise price of warrants previously issued to Laurus at the time of loan origination to purchase an aggregate of 26,800 shares of the Company’s Common Stock was reduced from $175.00 to $30.00. Pursuant to a further Amendment, dated as of June 22, 2006, the conversion price of $300,000 of principal under the Term Note was reduced to $7.50 from $95.50, and Laurus converted such amount of principal into 40,000 shares of our Common Stock. The principal so converted was applied to the payments of principal that would otherwise have been due under the Term Note for the months of July, August and September 2006. As a result of the reduction in the exercise price of the warrants, we recorded an interest charge of approximately $76,000 in the second quarter of 2006. In addition, we also recorded a charge of approximately $20,000 from the reduction of the conversion price of $300,000 of convertible term debt principal in June 2006.

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

Going Concern Considerations

As a result of our losses from operations and limited capital resources, our independent auditors have included an explanatory paragraph in their report on our financial statements for the years ended December 31, 2006, 2005 and 2004, indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the years ended December 31, 2006, 2005 and 2004, we experienced negative cash flow and operating losses, as well as losses from discontinued operations, which have resulted in a significant reduction in our cash balances. These factors raise substantial doubt about our ability to continue as a going concern. Although we generated net income and positive cash flow in our first two quarters of our fiscal year ended December 31, 2007, there can be no assurance that we will continue to do so. If we are not able to sustain our profitability in the near term we may need to raise additional capital in the near term to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. In addition, any financing we obtain in the future may result in dilution to our existing stockholders.

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

For the six month periods ended June 30, 2007 and 2006, income tax expense relates primarily to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. During the six month period ended June 30, 2007, we did not record any federal income tax liability with respect to our earnings in that period due to the existence and availability of operating loss carry-forwards

Stock-Based Compensation

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Adoption of New Accounting Policies

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ( EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007, and accordingly collect various taxes that fall under the scope of EITF 06-3 on services provided, and accounting for and report them on a net basis.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required on the adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the six months ended June 30, 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

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

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GVI SECURITY SOLUTIONS, INC.

Date: August 13, 2007	By:	/s/ Joseph Restivo
		Name:	Joseph Restivo
		Title:	Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934