Form 10-Q
period 2007-09-30
GVI SECURITY SOLUTIONS INC
filed 2007-11-08
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

☒ Yes        ☐ No

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
☐ Yes ☒  No

As of November 10, 2007 there were 28,147,107 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets
Cash	$795	$225
Accounts receivable, net	7,228	7,881
Inventory, net	9,846	6,416
Prepaid and other current assets	744	1,324
Total Current Assets	18,613	15,846

Property and Equipment, net	201	383
Deferred loan origination fee, net	–	209
Other assets	34	34
Total Assets	$18,848	$16,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$7,727	$7,059
Accrued expenses	1,867	2,022
Capitalized lease obligations, current	65	77
Senior term note	556	1,925
Revolving credit facility	7,733	6,366
Liabilities of discontinued operations	183	400
Total Current Liabilities	18,131	17,849

Capital lease obligations, net of current portion	18	63
Total Liabilities	18,149	17,912

Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $.001 par value, 200,000,000 shares authorized; 28,147,107 shares issued and outstanding at September 30, 2007 and 26,292,830 shares issued and outstanding at December 31, 2006	28	26
Additional paid-in-capital	34,504	33,309
Accumulated deficit	(33,833)	(34,775)
Total Stockholders' Equity (Deficit)	699	(1,440)
Total Liabilities and Stockholders' Equity (Deficit)	$18,848	$16,472

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Revenues	$10,761	$10,067	$34,055	$32,920

Cost of Revenues	7,647	9,445	24,587	28,360

Gross Profit	3,114	622	9,468	4,560

Selling, General and Administrative Expenses	2,431	2,794	7,682	9,865
Impairment of goodwill and other intangible assets		977		977

Operating Income (Loss)	683	(3,149)	1,786	(6,282)

Interest Expense	196	399	808	966

Income (loss) from continuing operations before income taxes and loss on discontinued operations	487	(3,548)	978	(7,248)

Income Tax Expense	13	22	36	68
Income (loss) from continuing operations before loss from discontinued operations	474	(3,570)	942	(7,316)

Loss from discontinued operations, net of taxes	–	576	–	(2,674)

Net Income (loss)	$474	$(2,994)	$942	$(9,990)

Basic income (loss) per common share:
Continuing operations income (loss) per common share	$0.02	$(3.35)	$0.03	$(7.08)
Discontinued operations loss per common share	$0.00	$0.54	$0.00	$(2.59)
Net income (loss) per common share	$0.02	$(2.81)	$0.03	$(9.66)
Weighted average common shares outstanding	28,147	1,065	27,997	1,034

Diluted net income (loss) per common share:
Continuing operations income (loss) per common share	$0.01	$(3.35)	$0.03	$(7.08)
Discontinued operations loss per common share	$0.00	$0.54	$0.00	$(2.59)
Net income (loss) per common share	$0.01	$(2.81)	$0.03	$(9.66)
Weighted average common shares outstanding	33,473	1,065	33,592	1,034

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ending September 30
	2007	2006
Cash Flows (Used In) Provided by Operating Activities
Net Income (Loss)	$942	$(9,990)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Loss from discontinued operations, net of tax	–	2,674
Loss on retirement of assets	–	50
Impairment of goodwill and intangible assets	–	977
Depreciation and amortization from continuing operations	185	381
Amortization of deferred loan origination fee	209	450
Compensation costs and expenses of vested common stock warrants and options	141	567
Changes in Assets and Liabilities
Accounts receivable	654	1,383
Inventory	(3,430)	4,036
Refundable income tax receivable	–	643
Prepaid and other current assets	580	280
Accounts payable	668	(716)
Accrued expenses	(136)	205
Net cash (used in) provided by operating activities from continuing operations	(187)	941

Net cash (used in) provided by operating activities of discontinued operations	(218)	506
Net cash (used in) provided by operating activities	(405)	1,447

Cash Flows (Used in) Provided by Investing Activities
Purchase of property and equipment	(2)	(45)
Proceeds from sale of investment	–	50

Net Cash (Used in) Provided by Investing Activities	(2)	5

Cash Flows Provided By (Used In) Financing Activities
Net proceeds from revolving credit facility	1,367	(2,168)
Sale of common stock	1,028	–
Proceeds from exercise of stock options	8
Principal payments of term note	(1,369)	(850)
Principal repayments of capitalized lease obligations	(57)	(99)
Net Cash Provided By (Used In) Financing Activities	977	(3,177)

Net Increase (Decrease) in Cash	570	(1,668)

Cash, Beginning of Period	225	3,284
Cash, End of Period	$795	$1,618

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$618	$691
Cash paid for income taxes	43	2
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$–	$300
Accrued obligation converted to common stock	20	–

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 (unaudited)

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GVI Security Solutions (“GVI” or “Company”) provides video surveillance products and systems for a variety of applications and for use in numerous markets including educational institutions, retail stores and warehouses, gaming establishments, theme parks, public works projects, bank branches and offices, and many other homeland security applications.

The Company’s product line includes cameras designed for specific applications, recording systems, displays, management software and other necessary ancillary products. These products can be configured as a system that is scalable as customer needs expand or become more complex in nature.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. All Inter-company transactions, balances and profits have been eliminated.

Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. During the years ended December 31, 2006, 2005 and 2004, the Company experienced negative cash flow and operating losses, which have resulted in a significant reduction in the Company’s cash balances. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional equity or debt financing to repay its term and revolving credit loans to Laurus Master Fund, which become due December 31, 2007, and may also require additional capital to finance its operations, working capital or other capital expenditures. The Company is currently evaluating financing alternatives and is in discussions with a replacement lender. Although the Company anticipates that it will be able to refinance its indebtedness to Laurus prior to the maturity date of December 31, 2007, there can be no assurance that the Company will be successful in that regard.

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

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under its previous alliance agreement. The Company has written off all remaining net assets associated with the Retail Channel business, and has accrued a remaining reserve of $182,000 [for estimated obligations associated with completing the termination of this business channel.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at September 30, 2007 and December 31, 2006 were approximately $2,205,000 and $2,541,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which include various promotional incentives and trade show participation, for the nine months ended September 30, 2007 and 2006 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month periods ended September 30, 2007 and 2006 were $159,000 and $258,000, respectively, and during the nine month periods ended September 30, 2007 and 2006 were $450,000 and $712,000, respectively.

Income Taxes

Income tax expense for the three and nine month periods ending September 30, 2007 and 2006 relate to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. For the three and nine month periods ended September 30, 2007, the Company has not recorded any federal income tax liability, due to the existence and availability of operating loss carry-forwards, and has not accrued a deferred tax asset for the operating loss carry-forward as continued taxable income is uncertain.

Credit Risk Concentration

During the three months ended September 30, 2007, two customers accounted for $2,053,000 (19%) and $1,613,000 (15%), respectively, of the Company’s sales. During the three months ended September 30, 2006, two customers accounted for $1,634,000 (16%) and $1,450,000 (14%), respectively, of the Company’s sales. During the nine months ended September 30, 2007, two customers accounted for $6,443,000 (19%) and $6,018,000 (18%), respectively, of the Company’s sales. During the nine months ended September 30, 2006, three customers accounted for $4,745,000 (14%), $4,633,000 (14%) and $3,171,000 (10%), respectively, of the Company’s sales.

As of September 30, 2007, the two significant customers noted above comprised $2,076,000 (25%) and $1,227,000 (15%), respectively, of the Company’s total outstanding gross accounts receivable balance. As of December 31, 2006, the three significant customers noted above comprised $1,753,000 (19%), $1,682,000 (18%) and $1,098,000 (11%), respectively, of the Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 30%, and 28% of the Company's sales during the three months ended September 30, 2007 and 2006, respectively. Collectively, Mexico, Brazil, and Columbia accounted for approximately 21%, and 17% of the Company's sales during the three months ended September 30, 2007 and 2006, respectively.
International sales accounted for approximately 29%, and 25% of the Company's sales during the nine months ended September 30, 2007 and 2006, respectively. Collectively, Mexico, Brazil, and Columbia accounted for approximately 18%, and 16% of the Company's sales during the nine months ended September 30, 2007 and 2006, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 ($ in thousands except for per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	28,147	1,065	27,997	1,034
Effect of dilutive securities:
Warrants	1,403	–	1,486	–
Common stock options	3,923	–	4,109	–
Weighted average common shares and dilutive securities outstanding	33,473	1,065	33,592	1,034

Warrants to purchase approximately 135,000 shares of common stock at various prices exceeding $0.89 per share were outstanding during the three and nine months ended September 30, 2007 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive. Options to purchase approximately 299,000 and 149,000 share of common stock at various prices exceeding $0.76 and $0.89 per share were outstanding during the three months and nine months ended September 30, 2007 but were not included in the computation of diluted earnings per share for this period because the respective option exercise prices were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

Options and warrants to purchase approximately 7,468,000 and 6,833,000 shares of common stock at various prices were outstanding during the three and nine months ended September 30, 2006 but were not included in the computation of diluted earnings per share for those periods because the Company incurred a loss for those periods, and their effect would be anti-dilutive.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrants and option awards with the following weighted average assumptions for the period indicated:

	Nine Months Ended September 30,
	2007	2006

Dividend yield	–	–
Risk-free factors	4%-6%	4.7%
Volatility factors	43%	47%
Option Lives in Years	6.0	6.0

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required on the adoption.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has not accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this pronouncement will have a significant impact on its consolidated financial statements.

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

NOTE 2 ~ LAURUS CREDIT FACILITY

On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus Master Funds (“Laurus”) under which the Company was originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all assets of the Company. At September 30, 2007 and December 31, 2006, $556,000 and $1.9 million, respectively, in principal was outstanding under the Term Loan and $7.7 million and $6.4 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

The term loan is evidenced by a Secured Term Note (“Term Note”) and bears interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent (9.75% at September 30, 2007 and 10.25% at December 31, 2006, respectively), subject to a floor of six percent. Interest on the term loan is payable monthly.

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the prime rate plus two percent (9.75% at September 30, 2007 and 10.25% at December 31, 2006, respectively). The revolving line of credit terminates, and borrowings there under become due, on December 31, 2007.

Amounts outstanding under the revolving credit facility were initially convertible to Common Stock at Laurus's option at a conversion price initially equal to $169.00 per share. In December 2004 the conversion price was reduced to $111.00 under the terms of the anti-dilution feature of the facility. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. To the extent the Company repays loans outstanding under the revolving credit facility, the Company may reborrow under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

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

On October 4, 2006, in connection with the Company’s private placement transaction, the Company entered into an Omnibus Amendment and Consent with Laurus, pursuant to which Laurus consented to the issuance of convertible notes in the private placement. In addition, Laurus agreed to further amendments to the Company’s revolving credit facility and term loan agreements under which (i) the ability of Laurus to convert the Company’s revolving credit facility and term loan into Common Stock was eliminated; (ii) the maturity date of both the revolving credit facility and Term Note was extended from May 24, 2007 until December 31, 2007; (iii) prepayment penalties with respect to both the revolving credit facility and Term Note were eliminated; and (iv) monthly principal payments of $152,000 are due under the Term Note for the months of January 2007 through November 2007, with a final payment due in December 2007 in the amount of $252,000.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at September 30, 2007 were as follows ($ in thousands):

2007	$21
2008	53
2009	13
Total payments	87
Less amounts relating to interest	4
Total capital lease obligations	83
Less current portion	65
Capital lease obligations, noncurrent	$18

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

During the nine months ended September 30, 2007, the company issued 100,000 share of its common stock to settle accounts payable of $20,000.

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

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million and $27 million for the years ending December 31, 2006 and 2007, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations there under. During the nine months ended September 30, 2007, the Company purchased approximately $18.6 million under the Distributorship Agreement with Samsung. The Company anticipates that it will meet the minimum purchase amounts for 2007, although there can be assurance in that regard.

NOTE 6 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006

US Statutory tax rate – provision (benefit)	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
State income taxes	0.9	(1.1)	1.3	(1.2)
Changes in A/R & inventory reserves	0.8	-	(9.4)	-
Net operating loss deductions	(36.1)	(35.0)	(30.0)	(35.0)
Depreciation	(0.1)	-	(1.4)	-
Other – net	1.0	-	4.4	-
Effective income tax rate	2.7%	(1.1%)	3.8%	(1.2%)

The Company incurred significant operating losses over the past several fiscal years, which generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, assuming full conversion of convertible promissory notes issued to these investors in conjunction with the transaction.

The Company estimates that net operating losses, generated prior to October 2006, and losses generated subsequently thereafter, available to offset future taxable income generated after December 31, 2006 is approximately $5.2 million, and expire in years beginning 2007 through 2021.

NOTE 7 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 118,798 shares of Common Stock for issuance there under. In June 2006 the shares available under this Plan increased from 118,798 to 200,000, and in October 2006 the shares available were increased under this Plan to 5,900,000.

In March 2006, the Company granted to the Chief Executive Officer and Chief Financial Officer options to purchase a total of 75,000 shares of Common Stock exercisable at $8.00 to $40.00 per share. These options were not granted under a plan. In October 2006, the Company entered into amendments to the employment agreements of both the Chief Executive Officer and Chief Financial Officer, by which the Company agreed to issue to each of the two officers an option to purchase 1,881,795 shares of the Company’s Common Stock at an exercise price of $.20 per share vesting over a three-year period. Under the terms of the amendments, the two officers agreed to forfeit options to purchase an aggregate of 75,000 shares of common stock previously issued to them. In addition, options to purchase an aggregate of 1,640,000 shares of common stock were made available for distribution to other key management members at an exercise price of $.20 per share vesting over a three-year period. Additionally, options to purchase an aggregate of 30,000 shares of common stock were granted to directors. The director options provided for an exercise price of $.20 per share over a 10 year life, and vest over a three-year period.

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

On July 13, 2007, the Company granted two separate employee’s options to purchase an aggregate of 150,000 shares of the Company’s common stock. These options provide for an exercise price of $.80 per share over a 10 year life, commencing January 1, 2008. 20% of the employee’s options vest January 1, 2008, with the remaining 120,000 options vesting monthly over the following 3 year period beginning thereafter.

A summary of the status and activity of the Company’s stock options for the nine months ended September 30, 2007 is presented below:

	Nine Months Ended September 30, 2007
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2007:	5,498,797	$1.37
Granted	550,000.72
Exercised	(40,830)	.20
Forfeited	(45,749)	33.77
Outstanding at September 30, 2007:	5,962,218	$1.07

Options Exercisable at September 30, 2007:	2,513,448	$2.15

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2007 were approximately $3,394,000 and $1,481,000 respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during the nine months ended September 30, 2007 is estimated at $0.34. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $30,000.

The following table summarizes information about stock options outstanding as of September 30, 2007:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at September 30, 2007	Weighted-average Remaining Contractual Life	Number Outstanding at September 30, 2007
$0.20	5,363,590	9.1 years	2,346,571
.60	300,000	4.4 years	118,749
.95	100,000	10.3 years	-
.80	150,000	10.3 years	-
15.93	4,637	5.8 years	4,637
42.50	2,000	7.5 years	1,500
75.00	13,366	7.3 years	13,366
130.00	28,625	6.4 years	28,625
	5,962,218	8.9 years	2,513,448

There were 40,830 stock options exercised during the nine months ended September 30, 2007 resulting in proceeds to the company of approximately $8,166.

The Company recognized compensation expense from the vesting of issued stock options of approximately $77,384  for the nine months ended September 30, 2007, and had estimated future compensation expense from these stock options of approximately $221,206 at September 30, 2007 which will be recognized over the remaining estimated weighted useful life of 31 months.

NOTE 8 ~ WARRANTS

A summary of the Company’s outstanding warrants at September 30, 2007 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	3.8	$30.00
Laurus finder’s fee	1,880	3.7	$175.00
ESI	60,000	4.1	$75.00
Rapor shareholders	27,079	4.2	$152.00
Oct. 2004 bridge financing	15,333	2.1	$75.00
Consultants	3,500	2.1	$175.00 - $250.00
Professional consultants	100,000	4.5	$0.60
Consulting fee paid to director	1,875,000	2.0	$0.20
Other	131	0.2	$390.00
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

Summary of Our Business
We provide video surveillance products and systems for a variety of applications and for use in numerous markets including educational institutions, retail stores and warehouses, gaming establishments, theme parks, public works projects, bank branches and offices, and many other homeland security applications.

Our product line includes cameras designed for specific applications, recording systems, displays, management software and other necessary ancillary products. These products can be configured as a system that is scalable as customer needs expand or become more complex in nature.

We primarily target the middle market where a typical customer’s need is for a system that incorporates from four cameras to sixty-four cameras in any one location. We offer a premium brand and a wide product range with an attractive product feature set that is backed by a strong service and support platform. Our customers include distributors and system integrators that specialize in the supply and/or installation of video surveillance and other physical security products, such as access control and intrusion detection.

We represent Samsung Electronics as the primary distributor of their branded security and surveillance products in the Americas. We also sell a line of complementary products under the GVI brand in those territories. Samsung Electronics has been and continues to be our primary supplier of the video security products that we distribute. In October 2006, we entered into a new agreement with Samsung under which we have been granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America through December 31, 2010. Samsung has agreed to a limited non-compete in these territories.

In order to serve our customers with timely delivery and after sales service, we operate sales and distribution centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil and Bogotá, Colombia. We also operate a customer call center in Dallas Texas.

Our Products
Our suite of video surveillance and integrated security solutions includes a full line of cameras, which include motion detection, low-light and Infrared illuminated, day/night and high resolution, waterproof and weather-resistant cameras, vandal resistant domes; high-speed, remote-controlled dome cameras and casings; as well as a complete range of lenses; all of which can be fully integrated into existing security systems. Our full product line includes a range of displays; real-time and time-lapse DVR’s, video transmission equipment; digital video processors, switchers and video management systems; digital video recording software; and hardware and software that enable intelligent video surveillance.

Strategies
Our objective is to provide our customers and partners with a wide range of security products designed to install, operate and service with relative ease while meeting the needs of the end user. Our goal is to provide our customers with excellent service and superior technology at competitive prices.

We believe that by delivering the highest levels of customer service along with effective solutions for the markets that we address, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We strive to anticipate and meet our customers’ needs by increasing the range of products and services we offer, by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the security video sector, as well as developing other security or ancillary products to supplement and complement our existing product line. However, there can be no assurance that we will consummate any additional acquisitions or that any business we acquire will be successful. In addition, the acquisition of a business through the issuance of our securities will result in dilution to our existing stockholders.

Distribution and Marketing
We offer our products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators utilize our products to develop and install a fully integrated security suite for end users. We also utilize regional sales executives who often support sales across all of our product offerings. We use a combination of our internal sales force and independent representatives to sell our products to our customers.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $700,000, or 6.9% to approximately $10.8 million in the three months ended September 30, 2007 from approximately $10.1 million in the three months ended September 30, 2006. The increase in net revenues reflects increased gross sales of approximately $500,000 and a reduction of approximately $200,000 in net returns and allowances. Management believes the reduction in returns and allowances primarily resulted from a change in the Company’s customer return policies as well as improved customer satisfaction with the Company’s core products.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold decreased approximately $1.8 million or 19% to approximately $7.6 million for the three months ended September 30, 2007, from approximately $9.4 million in the three months ended September 30, 2006. This decrease was due to (i) improved product margins, (ii) reduced product returns under warranty claims, (iii) lower net freight costs, and (iv) significant inventory write downs of approximately $1.0 million in 2006.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2007 increased to approximately $3.1 million from approximately $0.6 million for the three months ended September 30, 2006, and gross profit as a percentage of revenues increased to 28.9% for the three months ended September 30, 2007 compared with 6.2% for the three months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 14% to approximately $2.4 million in the three months ended September 30, 2007 from approximately $2.8 million in the three months ended September 30, 2006, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately 8% to approximately $1.4 million in the three months ended September 30, 2007 from approximately $1.3 million in the three months ended September 30, 2006. The increase was a result of increases in various indirect sales and marketing costs.

General and Administrative. General and administrative expenses decreased 38% to approximately $1.0 million for the three months ended September 30, 2007, from approximately $1.6 million for the three months ended September 30, 2006. Major items resulting in the decrease in general and administrative expenses included (i) a decrease in bad debt expense of approximately $187,000 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, and (ii) a decrease in accounting and legal fees of approximately $297,000, to approximately $74,000 for the three months ended September 30, 2007 from approximately $371,000 incurred in the comparable period ended September 30, 2006.

INTEREST EXPENSE

Net interest expense for the three months ended September 30, 2007 decreased 51% to approximately $196,000 from approximately $399,000 in the three months ended September 30, 2006. This decrease is primarily related to deferred debt amortization totaling $150,000 recorded in the three months ended September 30, 2006 relating to our Laurus credit facility, with no such amortization recorded in the comparable period ended September 30, 2007 due to the depletion of remaining unamortized debt costs in May 2007. The remainder of the reduction is attributable to a lower balance outstanding on our term loan with Laurus during the period.

INCOME TAX EXPENSE

We recorded a provision for federal, state and local income tax of approximately $13,000 for the three months ended September 30, 2007, which was 27% lower than the tax expense of approximately $22,000 reflected for the three months ended September 30, 2006. Provisions for tax recorded in the three months ended September 30, 2007 and 2006 relate to state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.

In October 2006, as a result of the completion of our private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding capital stock, triggering a change of control event. Accordingly, we estimate the future utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Section 382 of the Internal Revenue Code to a percentage of the fair market value of the Company at the date of this ownership change. We do, however, believe that such carry-forwards will be sufficient to eliminate any potential federal taxable income for the year ended December 31, 2007. Accordingly, for the nine month period ending September 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards. We have not accrued a deferred tax asset for the operating loss carry-forward as continued taxable income is currently uncertain.

DISCONTINUED OPERATIONS

No income or loss from discontinued operations was reflected during the three months ended September 30, 2007 as the Company completed its termination and exit from the retail market in the third quarter of 2006. Losses from discontinued operations, net of tax, were approximately $600,000 for the three months ended September 30, 2006. The loss in 2006 was the result of additional retail product returns and accruals for future returns. Operating results from discontinued operations for the three months ended September 30, 2006 do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above we earned net income of approximately $474,000 for the three months ended September 30, 2007 compared with a net loss of approximately $3.0 million for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $1.1 million, or 3% to approximately $34.1 million in the nine months ended September 30, 2007 from approximately $32.9 million in the nine months ended September 30, 2006. The increase in net revenues was primarily the result of a significant decrease in professional sales returns in the nine months ended September 30, 2007 as compared with the same period in 2006. The decrease in professional sales returns totaled approximately $1.9 million, to approximately $1.8 million during the nine months ended September 30, 2007 from $3.7 million for the same period ended September 30, 2006. Management believes the reduction in returns and allowances primarily resulted from a change in the Company’s customer return policies as well as improved customer satisfaction with the Company’s core products.

COST OF GOODS SOLD FROM CONTINUING OPERATIONS

Total cost of goods sold decreased approximately $3.8 million, or 13% to approximately $24.6 million for the nine months ended September 30, 2007, from approximately $28.4 million in the nine months ended September 30, 2006. This decrease was due to (i) improved product margins, (ii) reduced product returns under warranty, (iii) lower net freight costs, and (iv) significant inventory write downs of approximately $1.0 million occurring in 2006. As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2007 increased to approximately $9.5 million from approximately $5.6 million for the nine months ended September 30, 2006, and gross profit as a percentage of revenues increased to 27.8% for the nine months ended September 30, 2007 compared with 16.9% for the nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased 22% to approximately $7.7 million for the nine months ended September 30, 2007 from approximately $9.9 million for the nine months ended September 30, 2006, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 9% to approximately $4.0 million in the nine months ended September 30, 2007 from approximately $4.4 million in the nine months ended September 30, 2006. The decrease was primarily due to (i) the restructuring of our compensation arrangements with our sales force, resulting in a reduction in commissions of approximately $436,000, and (ii) decreases of approximately $282,000 in sales and marketing staff salaries and related benefits. These decreases were partially offset by increases in various other sales related and marketing expenses.

General and Administrative. General and administrative expenses decreased 33% to approximately $3.7 million for the nine months ended September 30, 2007 from approximately $5.5 million for the nine months ended September 30, 2006. Major items resulting in the decrease of general and administrative expense were (i) approximately $694,000 in personnel termination costs during the nine month period ended September 30, 2006, for which only approximately $8,000 was incurred in the same period of 2007, (ii) a decrease in bad debt expenses of approximately $491,000, to approximately $135,000 in the nine months ended September 30, 2007 as compared to approximately $626,000 for the nine months ended September 30, 2006, and (iii) a decrease in professional fees, including accounting, legal and other professional expenses, by $567,000, for the nine months ended September 30, 2007 as compared to the same period in 2006.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2007 decreased 16% to approximately $808,000 from approximately $966,000 in the nine months ended September 30, 2006. The decrease was due primarily to the effect of (i) a charge of approximately $76,000 for interest expense resulting from the reduction in the exercise price of warrants issued to Laurus during the nine months ended September 30, 2006, (ii) higher deferred debt amortization, totaling $450,000 for the nine months ended September 30, 2006, as compared with the same period ended September 30, 2007 in which we recorded only $209,000 of such costs due to the depletion of remaining unamortized debt costs in May 2007, and (iii) approximately $160,000 of lower interest expense in the nine months ended September 30, 2007 as compared with the same period ended September 30, 2006, due to lower average outstanding debt balances in 2007. These decreases were partially offset by the effect of a favorable adjustment during the nine months ended September 30, 2006 of $320,000, whereby interest expense that had been accrued in prior periods as due to our lender following the adjustment of the interest rate under provisions of our agreements was not required to be paid to Laurus.

INCOME TAX EXPENSE

We recorded a provision for federal, state and local income tax of approximately $36,000 for the nine months ended September 30, 2007, which was 47% lower than the tax expense of approximately $68,000 reflected for the nine months ended September 30, 2006. Provisions for tax recorded in the nine months ended September 30, 2007 and 2006 relate to state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.

In October 2006, as a result of the completion of our private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding capital stock, triggering a change of control event. Accordingly, we estimate the future utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Section 382 of the Internal Revenue Code to determine to a percentage of the fair market value of the Company at the date of this ownership change. We do, however, believe that such carry-forwards will be sufficient to eliminate any potential federal taxable income for the year ended December 31, 2007. Accordingly, for the nine month period ending September 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

DISCONTINUED OPERATIONS

No income or loss from discontinued operations was reflected during the nine months ended September 30, 2007 as the Company completed its termination and exit from the retail market in the third quarter of 2006. Losses from discontinued operations, net of tax, were approximately $7.3 million for the nine months ended September 30, 2006. The loss in 2006 was the result of additional retail product returns and accruals for future returns. Operating results from discontinued operations for the nine months ended September 30, 2006 do not include any allocation of corporate overhead.

NET INCOME

As a result of the items discussed above there was a net income of approximately $942,000 for the nine months ended September 30, 2007 compared with a net loss of approximately $9.9 million for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and equivalents of approximately $795,000, working capital of approximately $482,000, an outstanding balance of $600,000 under the Laurus term loan, and an outstanding balance of $7.7 million under the Laurus revolving credit facility. In comparison, at December 31, 2006, we had cash and equivalents of approximately $225,000, a working capital deficit of approximately $2.0 million, an outstanding balance of $1.9 million under the Laurus term loan, and an outstanding balance under the Laurus revolving credit facility of approximately $6.4 million. Additionally, we had borrowing availability under the Laurus credit facility of approximately $1.4 million at September 30, 2007, as compared with borrowing availability of $2.2 million at December 31, 2006.

Cash increased from $225,000 at December 31, 2006 to $795,000 at September 30, 2007 primarily as a result of (i) net income of $942,000, (ii) non-cash charges to net income of approximately $535,000, (iii) proceeds from the sale of common stock of $1.0 million, and (iv) net proceeds of approximately $1.4 million from net borrowings under our revolving credit facility. These factors were partially offset by (i) principal payments of our term loan to Laurus totaling $1.4 million, (ii) increases in working capital accounts, including accounts receivable, inventory and accounts payable, of approximately $1.7 million, and (iii) payments for retail discontinued obligations of approximately $200,000 during the nine months ended September 30, 2007.

Our credit facility with Laurus matures December 31, 2007. Accordingly, at both December 31, 2006 and September 30, 2007, we have reflected the remaining senior term note balance and working capital revolver as current liabilities.

In October 2006 and January 2007, we raised $6,028,000 in aggregate gross proceeds from the private placement of common stock and convertible notes. We will require additional equity or debt financing to repay our term and revolving credit loans to Laurus Master Fund, which become due December 31, 2007, and may also require additional capital to finance our operations, working capital or other capital expenditures. If we are unable to secure such financing, we may be required to cease operations. Management is currently evaluating financing alternatives and is in discussions with a replacement lender. Although the Company anticipates that it will be able to refinance its indebtedness to Laurus prior to the maturity date of December 31, 2007, there can be no assurance that the Company will be successful in that regard.

Laurus Financing

On May 27, 2004, we closed a $15 million convertible debt financing with Laurus Master Fund, Ltd. under which we were originally provided with a $5 million term loan and a $10 million revolving line of credit. Borrowings under the Laurus credit facility are secured by all of our assets. At September 30, 2007 and December 31, 2006, $1.0 million and $1.9 million, respectively, in principal was outstanding under the Term Loan and $8.3 million and $6.4 million, respectively, in principal was outstanding under the revolving line of credit. The agreements with Laurus prohibit the payment of dividends on the Company’s Common Stock, and contain other customary affirmative and negative covenants.

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

Amounts outstanding under the revolving credit facility were initially convertible to Common Stock at Laurus's option at a conversion price initially equal to $169.00 per share. In December 2004 the conversion price was reduced to $111.00 under the terms of the anti-dilution feature of the facility. As the market price of the stock at the date of the modification was significantly below the conversion price, there was no financial statement impact of the modification of the conversion price. To the extent the Company repays loans outstanding under the revolving credit facility, the Company may reborrow under the revolving credit facility, provided that aggregate loans outstanding under the revolving credit facility at any time may not exceed the lesser of $10 million or a borrowing base equal to the sum of 83.7% of "eligible accounts" plus 60% of "eligible inventory" (with borrowings based on eligible inventory limited to $3.5 million). Eligible accounts are generally gross accounts receivable less foreign receivables and domestic receivables over 90 days from invoice date. Eligible inventory is substantially all finished goods inventory.

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

The Company will require additional equity or debt financing to repay its term and revolving credit loans to Laurus Master Fund, which become due December 31, 2007, and may also require additional capital to finance its operations, working capital or other capital expenditures. The Company is currently evaluating financing alternatives and is in discussions with a replacement lender. Although the Company anticipates that it will be able to refinance its indebtedness to Laurus prior to the maturity date of December 31, 2007, there can be no assurance that the Company will be successful in that regard.

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

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which include various promotional incentives and trade show participation, are reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation.

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

For the nine month periods ended September 30, 2007 and 2006, income tax expense relates primarily to state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. During the nine month period ended September 30, 2007, we did not record any federal income tax liability with respect to our earnings in that period due to the existence and availability of operating loss carry-forwards

Stock-Based Compensation

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required on the adoption.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the nine months ended September 30, 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

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

GVI SECURITY SOLUTIONS, INC.

Date: November 8, 2007	By:	/s/ Joseph Restivo
Name: Joseph Restivo
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934