Form 10-K
period 2007-12-31
GVI SECURITY SOLUTIONS INC
filed 2008-03-25
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
COMMISSION FILE NUMBER 000-21295

GVI Security Solutions, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0436410 (I.R.S. Employer identification number)

2801 Trade Center Drive, Suite 120 Carrollton, Texas	75007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 245-7353

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer as defined in Rule 405 of the Securities Act.
☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
☐ Yes   ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $8,632,050.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2008 was 28,147,106.

GVI SECURITY SOLUTIONS, INC.
2007 FORM 10-K ANNUAL REPORT

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

On October 6, 2006, we completed a $5 million private placement, consisting of 100 Units at a price of $50,000 per unit. Each Unit consisted of 1,250,000 shares of Common Stock and a 6% Subordinated Secured Convertible Promissory Note in the principal amount of $45,000, convertible into 11,250,000 shares of Common Stock at a conversion price equal to $.004. On November 27, 2006, we effected a 50-for-1 reverse stock split of the Common Stock, and all of the Convertible Notes (including approximately $40,460 of accrued interest) were converted to Common Stock. After giving effect to the reverse split and the conversion, we had outstanding 26,392,834 shares of Common Stock, of which 25,202,314 were issued to the purchasers of the Units (2,500,000 on the closing of the October 2006 private placement and 22,702,314 upon conversion of the Convertible Notes in November 2006).

On January 22, 2007, the Company completed a private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000. The proceeds from the January private placement were used for working capital and general corporate purposes.

Security Systems Markets

According to a recent industry report, the combined market for the world video surveillance market totaled approximately $5.5 billion in 2006, and is estimated to grow to approximately $8.1 billion by the year 2010. The Americas market represents approximately 40% of the worldwide market.  According to this report, the global security market is expected to continue to grow at an average annual rate in excess of 10%, with the primary components of this growth being electronic integrated security systems. We believe that video surveillance products represent the largest components of a typical integrated security system. The industry continues to see significant growth throughout the world fueled by increased fear of terrorism and crime, heightened expectation of safety in public places and institutions, and higher expectations of performance, reliability and architectural appeal.

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

Products

Our objective is to provide complete security solutions for our customers by providing a suite of fully-integrated products. We sell the following products separately and as part of our fully integrated suite of video surveillance and integrated security solutions:

•	a full line of video surveillance cameras, which include features like motion detection, low light day/night compatibility and high resolution, all with systems integration capabilities

•	a range of vandal proof, water and weather resistant cameras and environmental housings

•	high speed PTZ dome cameras

•	a complete range of lenses

•	a full range of LCD, flat screen and CRT monitors

•	VCR’s and digital video recorders (DVR’s)

•	ATM and retail POS (point of service) transaction verification software

•	video transmission equipment

•	digital processors (quads and multiplexers), switchers

•	video management systems and recording software

We rely on original equipment manufacturer relationships for a number of our standard products. In some instances, we purchase products that meet our specifications from a manufacturer and distribute these products under the GVI TM label. When assembly of our products is required, it is done in our Dallas, Texas facility.

Customer Support

We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. We operate customer support centers in Dallas, Texas, Mexico City, Mexico, Sao Paulo, Brazil and Bogota, Colombia and also utilize a number of independent service providers in the other territories that we service.

Distribution and Marketing

We offer our products and services through local, regional and national system integrators and distributors who resell our products to professional security providers. System integrators utilize our products to develop and install a fully integrated security suite for end users. We also utilize regional sales executives and independent sales representatives to sell our products to our customers.

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

The key factors which drive competition in the video surveillance and security industry are product availability, quality, product performance, ease of integration and customer service, price, and support. There are a number of manufacturers and distributors of video security products. We believe that we have distinguished ourselves in this market by providing our customers with superior levels of customer service. Our main competitors are Pelco, Sony, Panasonic and Speco Technologies, among many others.

In addition, Samsung Techwin, a company distinct from Samsung Electronics but related through common ownership, manufactures electronic security products that are competitive with the Samsung Electronics products we sell. Samsung Techwin distributes its products in the United States through Samsung 360, a competitor of ours.

Strategic Vendor Relationship

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2007, 2006 and 2005, 65%, 67% and 50%, respectively, of our revenues (excluding revenues from discontinued operations), were attributable to products manufactured by Samsung.

Under our prior agreement with Samsung, we had the exclusive right to sell Samsung products in the Professional Channel and the exclusive right to sell its products in the Retail Channel to a major national retailer. Our exclusive right to sell Samsung products to the major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its previous agreement with us in January 2006. Samsung was entitled to terminate that agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. Following the termination of our prior agreement with Samsung, our Board of Directors approved the discontinuation of sales to the Retail Channel.

On October 2, 2006, we entered into a new Distributorship Agreement with Samsung under which we have been granted the right to distribute Samsung’s complete line of professional video surveillance and security products in the “Territory” comprising North, Central and South America through December 31, 2010. Pursuant to the Distributorship Agreement, Samsung has agreed to a limited non-compete in the Territory. The Distributorship Agreement provides for minimum annual purchase amounts of $27 million and $32.4 million for the years ending December 31, 2007 and 2008, respectively. Samsung may terminate the Distributorship Agreement at any time if we do not purchase those annual amounts, as well as upon a breach of our other obligations thereunder. For the year ended December 31, 2007, we purchased approximately $28.0 million under the Distributorship Agreement with Samsung, meeting our minimum purchase obligations for that year.

We are also a party to distribution arrangements with other high technology manufacturers who supply us with other products that complement the Samsung offering of video security products.

Intellectual Property

We have several registered trademarks for “GVI” in connection with the products we sell.

Employees

As of January 31, 2008, we had approximately 53 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Properties

We currently lease approximately 58,850 square feet of office and warehouse space in Carrollton, Texas under a lease agreement which expires in September 2009. In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

Legal Proceedings

We are not party to any material pending legal proceedings.

Item 1A. Risk Factors.

RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

A SUBSTANTIAL PORTION OF OUR BUSINESS IS ATTRIBUTABLE TO A SINGLE SUPPLIER.

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2007, 2006 and 2005, 65%, 67% and 50%, respectively, of our revenues (excluding revenues from discontinued operations) were attributable to products manufactured by Samsung, whose products we sold under an exclusive distribution agreement. Our exclusive agreement to distribute Samsung products in the Retail Channel to a major national retailer expired on December 31, 2005, and Samsung terminated the remaining portion of its agreement with us in January 2006. Samsung was entitled to terminate the distribution agreement because we did not purchase the minimum amounts required to be purchased thereunder during the 2005 calendar year. Following the termination of our agreement with Samsung, our Board of Directors approved the discontinuation of sales to the Retail Channel.

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

A SUBSTANTIAL PORTION OF OUR BUSINESS IS ATTRIBUTABLE TO TWO KEY CUSTOMERS.

During the year ended December 31, 2007, two customers accounted for 20% and 18% respectively of our sales. During the year ended December 31, 2006, these same two customers accounted for 16% and 14% respectively of our sales from continuing operations. As a result, our revenues and results of operations could be materially and adversely affected if these clients reduce their purchases of our products.

WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

We incurred a net loss of approximately $16.5 million for the year ended December 31, 2006, as well as net losses of approximately $13.0 million and $7.2 million for the years ended December 31, 2005 and 2004, respectively. These net losses primarily resulted from increased administrative, accounting, finance and legal costs following our February 2004 merger, write-downs of both retail and professional channel inventory, returns of retail products previously sold by us, and write downs of goodwill and other assets associated with our Rapor products. Our 2006 loss included a $4.5 million non-cash charge from a beneficial conversion feature from a convertible note. We have taken steps to reduce our costs and increase sales of our products. As a result, we have been profitable in each fiscal quarter during 2007, generating net income of approximately $2,637,000 in 2007.

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

Samsung’s ability to provide security products needed for our market is critical to our success. We also have relationships with a number of other manufacturers for the supply of our GVI branded products. Our success depends in part on whether our manufacturers are able to fill the orders we place with them and in a timely manner. If any of our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Although we continually evaluate our relationships with our manufacturers and plan for contingencies if a problem should arise with a manufacturer, finding new manufacturers that offer a similar type of product would be a complicated and time consuming process and we cannot assure you that if we ever need to find a new manufacturer for certain of our products we would be able to do so on a completely seamless basis, or at all. Our business, results of operation and reputation would be adversely impacted if we are unable to provide our products to our customers in a timely manner.

OUR FUTURE SUCCESS DEPENDS IN PART ON ATTRACTING AND RETAINING KEY SENIOR MANAGEMENT AND QUALIFIED TECHNICAL AND SALES PERSONNEL. WE ALSO FACE CERTAIN RISKS AS A RESULT OF THE RECENT CHANGES TO OUR MANAGEMENT TEAM.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified personnel. In particular, our success depends on our senior management team, consisting of Steven Walin, our Chief Executive Officer, and Joseph Restivo, our Chief Financial Officer and Chief Operating Officer. Mr. Walin and Mr. Restivo are each a party to an employment agreement with us that expires in December 2011. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure you that our employees will not leave and subsequently compete against us. If we cannot work together effectively to overcome any operational challenges that arise during the integration process, if our new management team cannot master the details of our business and our market or if we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

WE HAVE SUBSTANTIAL INDEBTEDNESS TO WELLS FARGO SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS. IF AN EVENT OF DEFAULT OCCURS UNDER OUR CREDIT AGREEMENT WITH WELLS FARGO, WELLS FARGO MAY FORECLOSE ON OUR ASSETS.

On November 20, 2007, we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which we were provided with a $15 million revolving credit facility. On November 21, 2007, we borrowed approximately $10.3 million under the credit facility, using approximately $8.6 million of the proceeds to repay in full all of our outstanding indebtedness to our prior secured lender. The Credit and Security Agreement with Wells Fargo provides for the following events of default (among others):

•	failure to pay interest and principal when due;

•	an uncured breach by us of any covenant (including financial covenants), term or condition in the Credit and Security Agreement or any of the related loan documents;

•	a breach by us, in any material respect, of any representation or warranty made in the Credit and Security Agreement or any of the related loan documents;

•	any money judgment or similar final process is filed against us for more than $50,000;

•	the occurrence of a “Change in Control” as defined in the Credit and Security Agreement;

•	the occurrence of a material adverse change in our business or financial condition; and

•	any form of bankruptcy or insolvency proceeding is instituted by or against us.

Upon the occurrence of an event of default under our agreements with Wells Fargo, Wells Fargo may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

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

In December 2004 we completed the acquisition of Rapor, Inc. During the third quarter of 2006, we recorded impairment costs of approximately $977,000 related to Rapor. These costs resulted from the write-off of goodwill of approximately $544,000, as well as the write-off of the remaining net book values of trademark and technology associated with the Rapor products of approximately $433,000. Management concluded that the Rapor product line no longer fit our existing distribution channels and market strategy and, accordingly wrote-off goodwill, trademarks and technology associated with this product line. In 2007, we disposed of our remaining Rapor assets for nominal consideration.

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

Since our primary suppliers are located in Korea, we may face a number of additional risks, including those arising from the current political tension between North and South Korea. While we have not faced any problems to date, in the future, as we continue to expand our business internationally, we may face:

•	regulatory limitations imposed by foreign governments;

•	price increases due to fluctuations in currency exchange rates;

•	political, military and terrorist risks;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; and

•	potentially adverse tax consequences resulting from changes in tax laws.

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

As a result of our October 2006 private placement and conversion of the Convertible Notes issued in that private placement, the investors in the private placement as a group were the beneficial owners of approximately 96% of our outstanding shares of Common Stock, and currently beneficially own approximately 90% of our outstanding shares of Common Stock. Accordingly, these stockholders can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Item 1B. Unresolved Staff Comments.

Not Applicable

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades in the over-the-counter-market under the symbol “GVSS.” From April 14, 2004 until November 28, 2006, our Common Stock was quoted under the symbol “GVIS.” Prior to April 14, 2004, our Common Stock was quoted under the symbol “TSIM.” Trades in our Common Stock were reported by the OTC Bulletin Board from January 1, 2002 until June 9, 2002, and by Pink Sheets LLC from June 9, 2002 until December 13, 2004. Since December 13, 2004, trades of our Common Stock have been quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices of a share of our Common Stock as reported by the OTC Bulletin Board and Pink Sheets LLC, respectively. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The prices below have not been adjusted for the one-for-50 reverse split of our Common Stock effected on November 27, 2006.

	Price
	High	Low

2006
First quarter	$0.37	$0.15
Second quarter	$0.36	$0.15
Third quarter	$0.17	$0.03
Fourth quarter	$1.25	$0.02

2007
First quarter	$1.17	$0.90
Second quarter	$1.01	$0.80
Third quarter	$0.83	$0.66
Fourth quarter	$1.01	$0.56

The number of holders of record for our Common Stock as of December 31, 2007 was approximately 150. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

We have not paid any dividends on our Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future. Nonetheless, the holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,900,000	$1.07	-
Equity compensation plans not approved by security holders	2,187,218 (1)	0.28	-
Total	8,087,218	0.86	-

(1)
Consists of options to purchase 62,218 shares of common stock issued to employees with a weighted average exercise price of $0.80, and warrants to purchase 2,125,000 shares of common stock issued to consultants with a weighted average price of $0.26, the details of which are provided in Note 13 of our Financial Statements. Does not include warrants to purchase 134,592 shares with exercise prices equal to $30.00 or more.

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

Discontinuance of Retail Sales

 Historically, sales of our products in the Retail Channel have accounted for a substantial portion of our revenues. For the year ended December 31, 2005, 56% of our revenues, including revenues from discontinued operations, were from sales in the Retail Channel. Among other reasons, the decline in sales of our retail products resulted from the replacement of our products by a major national retailer that accounted for substantially all of our Retail Channel sales with products manufactured by a competitor. In addition, our exclusive agreement to distribute Samsung products in the Retail Channel to this retailer expired on December 31, 2005. As a result, in the first quarter of 2006 our board of directors approved the discontinuance of our sales to the Retail Channel so that we can focus our efforts on sales to professionals and wholesale distributors.

 The retail business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. In connection with the discontinuance of the Retail Channel business for the year ended December 31, 2006, we wrote down assets identified with the retail business by approximately $2.4 to net realizable value. The write down to net realizable value was based on management’s best estimates of the amounts expected to be realized on the disposition of all related assets and liabilities held for disposition from the discontinued operations. At December 31, 2006, we had divested of substantially all retail inventory and other related assets The results of the discontinued operations do not include any allocation of corporate overhead during the periods presented.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2007 and 2006 we experienced losses, or recorded provisions for potential losses, from customers' inability to make payments, totaling approximately $163,000 and $817,000, which were equal to 0.4% and 1.8% of revenues, respectively. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2007 and 2006 were approximately $2,558,000 and $2,541,000, respectively.

Goodwill and Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective January 1, 2005. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment using the guidance for measuring impairment set forth in this statement.

During the year ended December 31, 2006, we concluded that the Rapor product line no longer fit the Company’s existing distribution channels and market strategy and, accordingly, recorded impairment costs of approximately $977,000 resulting from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with Rapor products totaling approximately $433,000, as prescribed under SFAS 142. No such impairment expense was recorded for the year ended December 31, 2007.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2007 Compared To Fiscal Year Ended December 31, 2006

Net Revenues From Continuing Operations

Net revenues increased approximately $1.0 million, or 2% to approximately $45.0 million during the year ended December 31, 2007 from approximately $44.0 million during the year ended December 31, 2006. The increase in revenues reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers. Our net revenues for 2007 also reflect a decrease of $1.9 million in total returns and allowances. Management believes the reduction in returns and allowances primarily resulted from a change in our customer return policies as well as improved customer satisfaction with our core products. We continue to introduce new products to complement our existing lines, and will continue to focus on the professional market through various channels.

Cost Of Goods Sold From Continuing Operations

Total cost of goods sold decreased approximately $5.2 million, or 14% to approximately $32.2 million for the year ended December 31, 2007, from approximately $37.4 million during the year ended December 31, 2006. This decrease was due to (i) improved product margins, (ii) reduced product returns under warranty, (iii) lower net freight costs, and (iv) significant inventory write downs of approximately $1.4 million occurring in 2006.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the year ended December 31, 2007 increased to approximately $12.8 million from approximately $6.6 million for the year ended December 31, 2006, and gross profit as a percentage of revenues increased to 28.5% for the year ended December 31, 2007 compared with 15% for the year ended December 31, 2006.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased 24% to approximately $10.3 million for the year ended December 31, 2007 from approximately $13.5 million for the year ended December 31, 2006, as follows:

Sales and Marketing. Sales and marketing expenses decreased approximately 16% to approximately $5.4 million for the year ended December 31, 2007 from approximately $6.4 million for the year ended December 31, 2006. The decrease was primarily due to (i) a decrease in commissions of approximately $638,000, and (ii) an increase of approximately $439,000 in marketing expenses paid for by our suppliers. These decreases were partially offset by an increase in promotional expenses of approximately $103,000.

General and Administrative. General and administrative expenses decreased 31% to approximately $4.9 million for the year ended December 31, 2007 from approximately $7.1 for the year ended December 31, 2006.  Major items resulting in this decrease were (i) $581,000 of bad debt expense incurred in 2006 with no similar charge in 2007, (ii) a decrease of approximately $525,000 in salaries and benefits, (iii) a decrease of approximately $302,000 in legal fees, (iv) a decrease in depreciation and amortization of approximately $257,000, (v) a decrease of approximately $185,000 in directors’ fees, and (vi) a decrease in insurance and property taxes of approximately $231,000.

Impairment Of Long-Lived Assets

During the year ended December 31, 2006, the Company recorded impairment costs of approximately $977,000. These costs resulted from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with the Rapor products of approximately $433,000. No similar impairment expenses were recorded in the year ended December 31, 2007.

Interest Expense

Interest expense for the year ended December 31, 2007 decreased 83% to approximately $1.0 million, from approximately $5.9 million in the year ended December 31, 2006. The decrease was the result of (i) a charge of $4.5 million to record beneficial conversion features resulting from the issuance of convertible notes in 2006, with no similar charge in 2007, (ii) higher deferred debt amortization, totaling $600,000 for 2006 as compared to $212,000 in 2007, and (iii) approximately $324,000 of lower interest expense in 2007 as compared with 2006, due to lower average outstanding debt balances and a lower average interest rate in 2007. These decreases were partially offset by the effect of a favorable adjustment during 2006 of $320,000 whereby interest expense that had been accrued in prior periods was not required to be paid to our prior lender.

Income Tax Expense (Benefit)

We recorded a provision for federal, state and local income tax of approximately $43,000 for the year ended December 31, 2007. In addition, we recorded a benefit of approximately $984,000 associated with our tax loss carry-forwards eligible for utilization in the year ending December 31, 2008. This produced a net income tax benefit of approximately $941,000 for the year ended December 31, 2007, as compared to an expense of approximately $14,000 for the comparable period ended December 31, 2006.

Discontinued Operations

Gain from discontinued operations, net of tax, was $233,000 for the year ended December 31, 2007, compared to a loss from discontinued operations of approximately $2.7 million for the year ended December 31, 2006. The gain for the year ended December 31, 2007 reflects the remaining reserve we had taken in connection with our obligations to service our discontinued retail product line, which obligations terminated during the year ended December 31, 2007. The loss for the year ended December 31, 2006 reflects negative revenues and reserves recorded in connection with returns of retail products sold in prior periods, and write downs of returned retail inventories. Operating results from discontinued operations do not include any allocation of corporate overhead.

Net Income (Loss)

As a result of the items discussed above there was net income of approximately $2.6 million for the year ended December 31, 2007 compared with a net loss of approximately $16.5 million for the year ended December 31, 2006.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased 12% to approximately $13.5 million for the year ended December 31, 2006 from approximately $15.2 million for the year ended December 31, 2005, as follows:

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

Impairment Of Long-Lived Assets

During the year ended December 31, 2006, we recorded impairment costs of approximately $977,000. These costs resulted from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with the Rapor products of approximately $433,000. No similar impairment expenses were recorded in the year ended December 31, 2005.

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

Income Tax Expense (Benefit)

We recorded a provision for federal, state and local income tax of approximately $14,000 for the year ended December 31, 2006, as compared to an expense of approximately $83,000 for the comparable period ended December 31, 2005. The $14,000 expense relates to state franchise taxes due in various states in which we are licensed and transact business. At December 31, 2006, we believed that any provision for federal and state tax benefits due to our loss for the year ended December 31, 2006 would be offset by an equal increase in a valuation allowance as a result of our history of recurring operating losses.

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and equivalents of approximately $313,000, working capital of approximately $11.5 million, stockholders’ equity of $1.5 million, and an outstanding balance of $10.3 million under our revolving credit facility with Wells Fargo. In comparison, at December 31, 2006, we had cash and equivalents of approximately $225,000, a working capital deficit of approximately $2.0 million, an outstanding balance of $1.9 million under the Laurus term loan, and outstanding balances under the Laurus revolving credit facility of approximately $6.4 million. Additionally, we had borrowing availability of approximately $1.9 million at December 31, 2007 under our credit facility with Wells Fargo, as compared with $2.2 million of availability from our prior lender at December 31, 2006.

Cash increased from $225,000 at December 31, 2006 to $313,000 at December 31, 2007, primarily as a result of (i) net borrowings under our revolving credit facilities of approximately $4.0 million, (ii) net income of approximately $1.7 million, (iii) a decrease in accounts receivables of approximately $1.3 million, and (iv) private placement proceeds of approximately $1.0 million. These factors were partially offset by (i) an increase in inventory of approximately $6.3 million, (ii) principal payments of a senior term note of approximately $1.9 million, and (iii) interest payments of approximately $805,000.

By its terms, our prior credit facility with Laurus, which has since been repaid in full, was to mature on December 31, 2007. Accordingly, at December 31, 2006, obligations owed to Laurus were reflected as current liabilities.

Management believes that cash generated from operations, together with borrowings available under the Credit Agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2008.

$15 Million Wells Fargo Revolving Credit Facility

On November 20, 2007, through our wholly-owned subsidiary GVI Security, Inc., we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which we were provided with a $15 million revolving credit facility. On November 21, 2007, we borrowed approximately $10.3 million under the credit facility, using approximately $8.6 million of the proceeds to repay in full all of our outstanding indebtedness to Laurus Master Fund. In addition, we used $1.7 million of the initial loan proceeds to increase our working capital. Borrowings under the credit facility are secured by all of our assets. Upon closing, we paid Wells Fargo an origination fee of $37,500. We also pay Wells Fargo an annual fee equal to .25% of the average daily unused portion of the Facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (6.0% at March 14, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

•
In the event we achieve Net Income (as defined in the Credit Agreement), of $1,000,000 in the year ending December 31, 2008, the interest rate under the credit facility will be prospectively reduced by .50% per annum.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million.

•
We will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $300,000 if the credit facility is terminated prior to November 20, 2008, to $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, require us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of December 31, 2007, we were in compliance with all loan covenants.

October 2006 and January 2007 Private Placements

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

On January 22, 2007, we completed an additional private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000.

Contractual Obligations and Commitments

A summary of our contractual obligations as of December 31, 2007 is as follows:

	Payments Due by Period (in thousands)

	2008	2009	2010	2011	Thereafter

Long-Term Debt Obligations	$0	$0	10,344	$0	$0
Capital Lease Obligations	51	12	0	0	0
Operating Lease Obligations	99	58	46	0	0
Samsung Purchase Commitment	32,400	38,880	46,656	55,987	-

Total	$32,550	$38,950	$57,046	$55,987	$0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the years ended December 31, 2007, and 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loan with Wells Fargo bears interest at a fluctuating rate of interest related to the prime and LIBOR rates in effect from time to time. Accordingly, increases in the prime rate will increase our interest expense under our agreements with Wells Fargo. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

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

In 2007, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2007, our internal controls over financial reporting is operating effectively.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Steven E. Walin	52	Chairman of the Board of Directors and Chief Executive Officer
Joseph Restivo	54	Chief Financial Officer, Chief Operating Officer, and Director
Craig Ellins [1,2,3]	55	Director
Gary Freeman [1,2,3]	40	Director
Moshe Zarmi [1,2,3]	70	Director
1 Member of the Audit Committee
2 Member of the Compensation Committee
3 Member of the Governance Committee

STEVEN WALIN has been our Chief Executive Officer since March 6, 2006, and has served as a director of ours since March 28, 2006. Mr. Walin was named Chairman of the Board on January 8, 2008. Mr. Walin is currently a director of Trestle Holdings, Inc. Mr. Walin has over 20 years of experience in the security industry. Most recently, from April 2003 until his appointment as our Chief Executive Officer, Mr. Walin served as the President of GE Security Enterprise Solutions, a division of General Electric Company that provides security solutions, including video monitoring, intrusion and access control systems. Prior to his employment with GE, from July 2001, Mr. Walin served as the Senior Vice President - North America Security for the Security Systems Division of Siemens Building Technologies. Prior to that, Mr. Walin had been the President and Chief Operating Officer of Securities Technology Group, Inc. until it was acquired by Siemens in July 2001.

JOSEPH RESTIVO has been our Chief Financial Officer since March 2006 and a director since October 4, 2006. Mr. Restivo was named Chief Operating officer on October 22, 2007. Prior to his employment with us, since January 2003, Mr. Restivo was an independent business consultant providing services in the areas of financial and business planning, turnaround assistance and operational management support. Prior to that time, from January 2000 until January 2002, Mr. Restivo served as the Vice President, North American Services and Business Development, for the Security Systems Division of Siemens Building Technologies. In addition, from 1990 until 1999, Mr. Restivo held numerous positions with Casi-Rusco (subsequently acquired by General Electric), a developer and manufacturer of large-scale access control systems, including Chief Financial Officer and Chief Operating Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of Forms 3 and 4 and amendments furnished to the Company by such persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that all reporting requirements under Section 16(a) for the 2007 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2007 and 2006, compensation awarded to or paid to, or earned by, Steven Walin, our Chief Executive Officer; and Joseph Restivo, our Chief Financial Officer and Chief Operating Officer (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2007 & 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Steven Walin Chief Executive Officer	2007	$375,000	$187,500	--	$18,000 (6)	$580,500
Steven Walin Chief Executive Officer	2006	$315,859	$240,625 (1)	$259,445 (4)	$15,231 (6)	$831,160
Joseph Restivo Chief Financial Officer	2007	$212,500 (2)	$106,250	--	$133,317(6)	$452,067
Joseph Restivo Chief Financial Officer	2006	$159,351	$100,000	$50,684 (5)	$9,692 (6)	$319,727

(1)	Consists of a signing bonus of $100,000 and a guaranteed bonus of $140,625 for the first year of employment, both as required by the specific terms of Mr. Walin’s Employment Agreement.

(2)	Annual base salary was increased from $200,000 to $250,000 effective October 1, 2007.

(3)
The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R) based on our expense during 2006 for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 1 of our financial statements for the year ended December 31, 2007.

(4)
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

(6)
Consists of a car allowance of $1,500 per month for Mr. Walin and $1,000 per month for Mr. Restivo. Mr Restivo’s 2007 all other compensation includes Mr. Restivo’s costs to relocate from Florida to Carrollton, Texas, where we are headquartered, for which we reimbursed Mr. Restivo.

Grants of Plan-Based Awards

We did not grant any awards under our Amended and Restated 2004 Long Term Incentive Plan to our Named Executive Officers in 2007.

Outstanding Equity Awards at Fiscal Year -End

The following table shows for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven Walin	940,898	940,898	$.20	October 4, 2016
Joseph Restivo	940,898	940,898	$.20	October 4, 2016

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options or vested with respect to stock awards during our fiscal year ended December 31, 2007.

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

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Chief Executive Officer

We entered into an Employment Agreement, dated as of February 9, 2006, with Steven Walin, our Chief Executive Officer. The Employment Agreement was amended on January 8, 2008, to extend the term thereof to December 31, 2011. Pursuant to the Employment Agreement, Mr. Walin receives an annual base salary of $375,000.

Pursuant to his Employment Agreement, Mr. Walin is entitled to receive an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors, for subsequent years.

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

•
payment of his base salary and continued medical benefits for 18 months; provided, that if such termination occurs after a “Change in Control” Mr. Walin will instead be entitled to a payment equal to 200% of his base salary and continued medical benefits for 24 months;

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

If Mr. Walin’s employment is terminated as a result of his death or disability, we will pay him his accrued but unpaid base salary, unpaid annual bonus with respect to any completed fiscal year, and a pro-rated portion of any bonus he would have otherwise been entitled for the fiscal year in which the termination occurs.

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

On January 8, 2008, we entered into an amendment to our Employment Agreement with Mr. Walin, under which his term of employment has been extended to December 31, 2011. The amendment also extends the period following a “Change in Control,” from 12 months to 18 months, within which Mr. Walin is entitled to increased severance in the event he is terminated “Without Cause” or resigns for “Good Reason.”

On March 21, 2008, Mr. Walin was paid an annual bonus of $187,500. This bonus equates to 50% of Mr. Walin’s 2007 base salary, and was approved by the Company’s compensation committee.

Employment Agreement with Chief Financial Officer and Chief Operating Officer

We have entered into an Employment Agreement, dated as of March 28, 2006, with Joseph Restivo, our Chief Financial Officer and Chief Operating Officer. The Employment Agreement was amended on January 8, 2008, to extend the term thereof to December 31, 2011.The Employment Agreement provides Mr. Restivo with an annual base salary of $250,000, and an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors.

In addition, pursuant to the Employment Agreement, in the event that Mr. Restivo’s employment is terminated by us without “Cause” or by Mr. Restivo for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Restivo will be entitled to:

•	payment of all accrued but unpaid base salary and unpaid annual bonus with respect to any completed fiscal year;

•
payment of his base salary and continued medical benefits for 18 months; provided, that if such termination occurs after a “Change in Control” Mr. Restivo will instead be entitled to a payment equal to 200% of his base salary and continued medical benefits for 24 months;

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

•	A cash payment of $75,000 on an after-tax basis to cover his relocation expenses.

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

On January 8, 2008, we entered into an amendment to our Employment Agreement with Mr. Restivo, under which his term of employment has been extended to December 31, 2011. The amendment also extends the period following a “Change in Control,” from 12 months to 18 months, within which Mr. Restivo is entitled to increased severance in the event he is terminated “Without Cause” or resigns for “Good Reason.” The amendment additionally entitles Mr. Restivo to a cash payment of $75,000 to cover his relocation expenses in the event he is terminated “Without Cause” or resigns for “Good Reason” (whether before or after a “Change in Control”).

On March 21, 2008, Mr. Restivo was paid an annual bonus of $106,500. This bonus equates to 50% of Mr. Restivo’s 2007 base salary, and was approved by the Company’s compensation committee.

Director Compensation

Non-employee Directors

On December 6, 2006, our Board of Directors approved compensation arrangements for non-employee directors under which each of our non-employee directors are entitled to receive a monthly cash payment of $2,500. David Weiner and Craig Ellins waived their rights to receive these payments through December 2007. Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

On February 14, 2007 we granted three directors ten-year options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $.60 per share. One quarter of these options vested immediately, with the remaining options vesting ratably in 12 quarterly installments over a three year period that commenced April 1, 2007.

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of our non-employee directors.

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Craig Ellins	--	--	$28,400	--	$28,400

Gary Freeman	$30,000	--	$28,400	--	$58,400

David Weiner (2)	--	--	--	--	--

Moshe Zarmi	$30,000	--	$28,400	--	$58,400

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) based on our expense during 2007 for the options described in the footnotes below, except that for purposes of this table, we have assumed that none of the options will be forfeited. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 1 of our financial statements for the year ended December 31, 2007.

(2)	Not currently a director of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2008, certain information known to us with respect to the beneficial ownership of Common Stock by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 2801 Trade Center Drive, Suite 120, Carrollton, Texas 75007.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

Steven Kolow[2] PO Box 5360 Wayland, MA 01778	5,340,623	19.7%

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Europa International, Inc. [3]	3,557,303	12.4%

Fred Knoll [4]	3,565,445	12.4%

HG Investments, LLC 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,770,342	9.8%

Richard Kall [5] 9000 Players Club Drive Las Vegas, NV 89134	2,595,342	9.2%

David Weiner [6]	2,861,649	9.9%

Directors and Executive Officers

Craig Ellins [7]	139, 583	*

Gary Freeman [7]	56,250	*

Moshe Zarmi [7]	100,761	*

Joseph Restivo[8]	1,341,342	4.6%

Steven Walin[8]	1,358,009	4.6%

All directors and executive officers as a group (five persons) [9]	2,995,945	9.7%

*	Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 24, 2008 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 28,147,107 shares of the Common Stock outstanding as of March 24, 2008. All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

2
Includes 324,938 shares of Common Stock issuable upon exercise of warrants and 600,000 shares of Common Stock held by The Kolow Charitable Foundation, as to which Mr. Kolow has voting and dispositive powers.

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

6
Includes (i) 20,020 shares of Common Stock owned by Woodman Management Corporation, of which David Weiner is the sole shareholder, (ii) 518,688 shares of Common Stock issuable upon exercise of a warrant, and (iii) warrants to purchase 6,667 shares of Common Stock held by W-Net, Inc., of which Mr. Weiner is the sole shareholder.

7	Includes 56,250 shares of Common Stock issuable upon exercise of options.

8	Includes 1,215,325 shares of Common Stock issuable upon exercise of options.

9	Includes Messrs. Ellins, Freeman, Zarmi, Walin, and Restivo.

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

Director Independence

All members of our Board of Directors, other than our Chairman of the Board and Chief Executive Officer, Steven Walin, and our Chief Financial Officer and Chief Operating Officer, Joseph Restivo, are independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15). In addition, each member of our Compensation and Governance Committees is independent under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee is independent under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii).

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Weinberg & Company for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Weinberg & Company during those years.

	2007	2006

Audit fees (1)	$176,607	$194,271
Audit related fees	-	-
Tax fees	$22,039	$11,930
All other fees(2)	$24,842	$28,429

Total fees	$223,488	$234,630

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.

(2)
Consists primarily of fees paid in connection with review of the Company’s financial statements in the Company’s Registration Statement on Form S-1, Current Reports on Form 8-K, and related due diligence.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. The Audit Committee approved all such services prior to the auditor’s engagement for such services during the year ended December 31, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. *

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among GVI Security Solutions, Inc., Rapor, Inc., and Rapor Acquisition Corp.####

3.1	Certificate of Incorporation and Amendments of GVI Security Solutions, Inc.**

3.2	Amended and Restated By-Laws of GVI Security Solutions, Inc. ****

4.1‡	2004 Long-Term Stock Incentive Plan #

4.2	Form of Subscription Agreement for Units purchased by investors in October 2004 Bridge Financing##

4.3	Form of Warrant issued to investors in October 2004 Bridge Financing##

4.4	Form of Warrant to purchase Common Stock issued to designees of W-Net, Inc. dated October 6, 2006 ####

4.5	Registration Rights Agreement, dated May 27, 2004, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. ##

4.6
Form of Subscription Agreement to purchase Common Stock in connection with the January 2007 Private Placement (Incorporated by reference to the exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 23, 2007.)

10.1	Distributorship Agreement dated as of October 2, 2006 between GVI Security Inc. and Samsung Electronics Co., Ltd. ####

10.2‡
Executive Employment Agreement, dated as of January 24, 2005, by and between the Registrant and Nazzareno E. Paciotti (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 33-122314))

10.3‡	Consulting Agreement, dated as of February 17, 2004, by and between the Registrant and November Group, Ltd. #

10.4	Commercial Industrial Lease Agreement, effective as of April 1, 2004, between, CSHV Texas Industrial, L.P., as Landlord, and GVI Security, Inc., as Tenant ***

10.5‡	Employment Agreement, dated as of January 31, 2006, between GVI Security Solutions, Inc. and Steven E. Walin ###

10.6‡	Employment Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Joseph Restivo. ****

10.7‡	Mutual Separation Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Nazzareno Paciotti.****

10.8	Omnibus Amendment and Consent between GVI Security Solutions, Inc., and Laurus Master Fund Ltd. dated October 3, 2006####

10.9	Amended and Restated Securities Purchase Agreement, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd., dated May 27, 2004, and amended and restated as of October 4, 2006####

10.10	Amended and Restated Secured Term Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006####

10.11	Common Stock Purchase Warrant, dated May 27, 2004, issued to Laurus Master Fund, Ltd. ##

10.12	Amended and Restated Security Agreement, by and between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd., dated May 27, 2004, and amended and restated as of October 4, 2006####

10.13	Amended and Restated Secured Minimum Borrowing Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006####

10.14	Amended and Restated Revolving Note, made by GVI Security Solutions, Inc. to Laurus Master Fund, Ltd. dated May 27, 2004, and amended and restated as of October 4, 2006####

10.15	Subsidiary Guarantee, dated May 27, 2004, by GVI Security, Inc. in favor of Laurus Master Fund, Ltd. #

10.16	Stock Pledge Agreement, dated May 27, 2004, by and among GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. #

10.17‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Steven Walin dated as of October 4, 2006####

10.18‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Joseph Restivo dated as of October 4, 2006####

10.19
Amendment, dated as of June 22, 2006, between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 22, 2006.)

10.20
Amendment, dated as of May 26, 2006, between GVI Security Solutions, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 5, 2006.)

10.21
Amendment to Employment Agreement between GVI Security Solutions, Inc. and Steven Walin dated as of January 8, 2008 (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 11, 2008)

10.22
Amendment to Employment Agreement between GVI Security Solutions, Inc. and Joseph Restivo dated as of January 8, 2008 (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 11, 2008)

21	Subsidiaries of the Registrant

23	Consent of Weinberg & Company, P.A.

31.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934
32.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934
32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934
*	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 27, 2004.

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

#	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 7, 2004.

##	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on December 13, 2004.

###	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 21, 2006.

####	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 5, 2006.

‡	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Carrolton, State of Texas, on March 24, 2008.

GVI SECURITY SOLUTIONS, INC.
(Registrant)
By:	/s/ Steven Walin
Steven Walin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer (Principal Executive	March 24, 2008
Steven Walin	Officer), Chairman of the Board, and Director

	Chief Financial Officer (Principal Accounting	March 24, 2008
Joseph Restivo	and Financial Officer), Chief Operating Officer
and Director

Craig Ellins	Director	March 24, 2008

Gary Freeman	Director	March 24, 2008

Moshe Zarmi	Director	March 24, 2008

GVI Security Solutions, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GVI Security Solutions, Inc.
Carrollton, Texas

We have audited the consolidated balance sheets of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Los Angeles, California
March 17, 2008

GVI Security Solutions, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except share and per share amounts)

	2007	2006
ASSETS:
Current Assets
Cash and equivalents	$313	$225
Accounts receivable, net of allowances for doubtful accounts of $416 and $558, respectively	6,625	7,881
Inventory, net	12,723	6,416
Deferred tax assets, current	907	-
Prepaid and other current assets	1,184	1,324
Total Current Assets	21,752	15,846

Property and Equipment, net	156	384
Deferred tax assets, non-current	1,321	-
Deferred loan origination fee, net	93	209
Other assets	34	33
Total Assets	$23,356	$16,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current Liabilities
Accounts payable to primary supplier	$5,710	$4,885
Other trade accounts payable	1,682	2,174
Accrued expenses	1,849	2,023
Revolving credit facility, current	-	6,366
Capitalized lease obligations, current	51	77
Senior term note, current	-	1,925
Liabilities of discontinued operations	-	400
Total Current Liabilities	9,292	17,850

Capital lease obligations, net of current portion	12	62
Deferred tax liability, non-current	1,244	-
Revolving credit facility	10,344	-
Total Liabilities	20,892	17,912

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,147,106 issued and outstanding at December 31, 2007 and 26,292,830 shares issued and outstanding at December 31, 2006	28	26
Additional paid-in capital	34,574	33,309
Accumulated deficit	(32,138)	(34,775)
Total Stockholders' Equity (Deficiency)	2,464	(1,440)
Total Liabilities and Stockholders' Equity (Deficiency)	$23,356	$16,472

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006
(In thousands, except per share amounts)

	2007	2006

Revenues	$45,025	$43,973

Cost of Revenues	32,238	37,389

Gross Profit	12,787	6,584

Selling, General and Administrative Expenses	10,312	13,494
Impairment of goodwill and other intangible assets	-	977

Income (loss) from operations	2,475	(7,887)

Interest Expense	1,012	5,916
Income (loss) from continuing operations before income taxes and income (loss) from discontinued operations	1,463	(13,803)

Income Tax Benefit (Expense)	942	(14)

Income (loss) from continuing operations before income (loss) from discontinued operations	2,405	(13,817)

Income (loss) from discontinued operations, net of taxes	232	(2,674)

Net income (loss)	$2,637	$(16,491)

Basic income (loss) per share
Continuing operations	$0.08	$(3.74)
Discontinued operations	$0.01	$(0.72)
Net income (loss)	$0.09	$(4.46)
Diluted income (loss) per share
Continuing operations	$0.07	$(3.74)
Discontinued operations	$0.01	$(0.72)
Net income (loss) per share	$0.08	$(4.46)

Shares Used in Calculation of Net Income (Loss) per share - basic	28,044,465	3,693,955
Shares Used in Calculation of Net Income (Loss) per share - diluted	33,595,044	3,693,955

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	TOTAL
Balance. January 1, 2006	1,005,160	$1	$22,886	$(18,284)	$4,603
Laurus Principal Payment Conversion	40,000	-	320		320
Fair value of Restricted Stock Issued to Directors	5,470	-	52		52
Fair value of Shares Issued to Retail Agent under Alliance Agreement	15,000	-	158		158
Beneficial Conversion from Laurus Modification of Warrant Exercise Price			76		76
Private Placement Proceeds, net	2,500,000	3	397		400
Beneficial Conversion Feature resulting from issuance of convertible notes			4,500		4,500
Subordinated Debt Conversion	22,500,000	22	4,478		4,500
Fair value of warrant issued to director			47		47
Issuance of common stock for interest on convertible debt	202,314	-	40		40
Fair value of common stock issued for services	25,000	-	23		23
Fair value of vested options			332		332
Net Loss				(16,491)	(16,491)
Balance, December 31, 2006	26,292,944	26	33,309	(34,775)	(1,440)

Private placement proceeds, net	1,713,333	2	1,026		1,028
Conversion of severance obligation to common stock	100,000	-	20		20
Fair value of warrants issued for services	-	-	110		110
Proceeds from exercise of stock options	40,829	-	8		8
Fair value of vested options	-	-	101		101
Net Income	-	-		2,637	2,637
Balance, December 31, 2007	28,147,106	$28	$34,574	($32,138)	$2,464

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006
(In thousands, except per share amounts)

	2007	2006
Cash Flows Used In Operating Activities
Net Income (Loss)	$2,637	$(16,491)
Adjustments to reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Loss (Income) from discontinued operations, net of tax	(232)	2,674
Depreciation and amortization from continuing operations	229	455
Loss on retirement of assets	-	50
Impairment of goodwill and intangible assets	-	977
Beneficial conversion discount on convertible debt	-	4,500
Amortization of deferred loan origination fee	209	647
Fair value of shares issued for interest	-	40
Compensation costs and expenses for stock and options issued	211	661
Changes in Assets and Liabilities
Accounts receivable, net	1,256	(193)
Inventory	(6,307)	711
Refundable income tax receivable	-	643
Prepaids and other current assets	140	(103)
Deferred Tax Assets and Liabilities, net	(985)
Accounts payable	335	23
Accrued expenses	(154)	533
Net cash used in operating activities from continuing operations	(2,661)	(4,873)

Net cash provided by (used in) operating activities of discontinued operations	(168)	506

Net cash provided by (used in) operating activities	(2,829)	(4,367)

Cash Flows Provided By (Used In) Investing Activities
Purchase of property and equipment	(2)	(42)
Proceeds from sale of investment	-	50
Net cash provided by (used in) Investing activities	(2)	8

Cash Flows Provided By (Used In) Financing Activities
Issuance of common stock	1,028	400
Issuance of convertible notes	-	4,500
Net Payments of Laurus revolving credit facility	(6,366)	(2,129)
Net proceeds from WFBC revolving credit facility	10,344	-
Principal payments of Senior term note	(1,925)	(1,050)
Principal payments of capitalized lease obligations	(77)	(118)
Proceeds from exercise of options	8	-
Loan origination costs	(93)	-
Net Cash Provided by Financing Activities	2,919	1,603

Net Increase (Decrease) in Cash	88	(2,756)
Cash, Beginning of Period	225	2,981
Cash, End of Period	$313	$225
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$805	$878
Cash paid for income taxes	9	14

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt principal payment converted to common stock	$-	$300
Conversion of debt to common stock	20	4,500
Loan origination fee compensation cost for warrant issued	-	47

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007 and 2006

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GVI Security Solutions, Inc. (the “Company” and/or “GVI”) was incorporated in August 1996 as Thinking Tools, Inc. and was originally engaged in the software development business. From December 18, 2000 until February 20, 2004, Thinking Tools, Inc. had no active business. On February 20, 2004, pursuant to an Agreement and Plan of Merger, Thinking Tools, Inc. acquired all of the stock of GVI Security, Inc. in a merger, and the business of GVI Security, Inc. became the business of Thinking Tools, Inc. For accounting purposes, GVI Security, Inc. was treated as the acquiror in the merger, which was treated as a recapitalization of GVI Security, Inc., and the pre-merger financial statements of GVI Security, Inc. became the Company’s historical financial statements. On April 12, 2004, Thinking Tools changed its name to GVI Security Solutions, Inc.

All share and per share amounts herein have been given retroactive effect to the 1-for-50 reverse stock split effected November 2006. See Note 8 for 2006 Private Placement transaction.

Nature of Business

The Company provides video surveillance security solutions that are deployed in the commercial and homeland security market segments. Products are sold primarily to distributors and system integrators that specialize in providing security products and services to these business segments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiaries GVI Security, Inc. and Rapor, Inc. (which was legally dissolved in December 2007). All material intercompany transactions, balances and profits have been eliminated.

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

On September 13, 2006, the Company entered into an agreement with its former distributor to the retail channel, whereby the Company transferred to this distributor substantially all of its remaining retail inventory in exchange for the termination of the parties’ respective remaining obligations under its previous alliance agreement. The Company wrote off all remaining net assets associated with the Retail Channel business, and accrued a reserve of $400,000 for estimated remaining obligations existing at December 31, 2006.

In 2007, the Company paid approximately $168,000 to satisfy all remaining obligations associated with the Retail Channel business, and recognized the difference of $232,000 as income from discontinued operations during the year ended December 31, 2007.

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

Accounts Receivable

Trade receivables are presented on the balance sheet as outstanding amounts adjusted for any allowance for bad debts. The Company maintains an allowance for doubtful receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2007 and 2006 were approximately $2,346,000 and $2,541,000, respectively.

Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” effective January 1, 2005.  The Company reviews for impairment annually. When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. Based upon its annual review, management determined that there were no indicators of impairment for its long-lived assets as of December 31, 2007.

Goodwill and Intangible Assets

The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective January 1, 2005. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment using the guidance for measuring impairment set forth in this statement.

During the year ended December 31, 2006, management concluded that the Rapor product line no longer fit the Company’s existing distribution channels and market strategy and, accordingly, recorded impairment costs of approximately $977,000 resulting from the write-off of goodwill of approximately $544,000, and the write-off of the remaining net book value of the trademark and technology associated with Rapor products totaling approximately $433,000, as prescribed under SFAS 142. No such impairment expense was recorded for the year ending December 31, 2007. The company reviews its goodwill and intangibles annually for impairment or sooner if indications of impairment are noted.

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

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which included various promotional incentives and trade show participation, for the years ended December 31, 2007 and 2006 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs during the years ended December 31, 2007 and 2006 were $477,000 and $815,000, respectively.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk free rate of return	4.5%	6.0%
Option lives in years	6.0	6.0
Annual volatility of stock price	72%	43%
Dividend yield	—%	—%

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the year ended December 31, 2006 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for year ended December 31, 2006. At December 31, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 7,508,519 shares of Common Stock. The income generated by the Company during the year ended December 31, 2007 led to the Company including an additional 5,550,579 shares as dilutive for Diluted EPS calculations. These dilutive shares consisted of outstanding warrants and stock options that were issued at a price below the average market price of the stock for the year ended December 31, 2007. The potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 8,221,810 shares.

Credit Risk Concentration

At December 31, 2007, two customers accounted for 19% and 16% respectively of the Company’s receivables balances. At December 31, 2006, three customers accounted for 20%, 18%, and 12% respectively of the Company’s receivables balances. During the year ended December 31, 2007, two customers accounted for 20% and 18% respectively of the Company’s sales. During the year ended December 31, 2006, three customers accounted for 16%, 14% and 10% respectively of the Company’s continuing sales.

International sales accounted for approximately 29% and 30% of the Company's sales during the years ended December 31, 2007 and 2006 respectively. All international sales took place in Latin America.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 ~ ACCOUNTS RECEIVABLE

Accounts receivable, net, at December 31, 2007 and 2006 consists of trade receivables from customers, less allowances for doubtful accounts, estimated future returns and customer rebates and credits.

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

Allowance for doubtful accounts activity during the years ended December 31, 2007 and 2006 was as follows:

	2007	2006

Beginning balance	$558	$317
Bad debt provisions	171	817
Account write-offs	(329)	(636)
Recoveries	16	59
Ending Balance	$416	$558

NOTE 3 ~ PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	Useful Lives in Years	2007	2006

Furniture and fixtures	5-7	$483	$483
Office and warehouse equipment	2-7	201	201
Leasehold improvements	2-7	168	168
Computer equipment and software	3-5	676	676
Demo and sample equipment	1-2	2	-
		1,530	1,528
Accumulated Depreciation		(1,374)	(1,144)
		$156	$384

NOTE 4 ~ CREDIT FACILITY

The Company had borrowings under the following credit facilities as of December 31, 2007 and 2006, respectively:

	2007	2006
(A) Wells Fargo	$10,344	$-
(B) Laurus	-	6,366
Total	$10,344	$6,366

(A) On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. On November 21, 2007, the Company borrowed approximately $10.3 million under the credit facility, using approximately $8.6 million of the proceeds to repay in full all outstanding indebtedness owed to Laurus Master Fund. Aggregate amounts outstanding under the line of credit at December 31, 2007 were approximately $10.3 million. In addition the Company used $1.7 million of the initial loan proceeds to increase its working capital. Borrowings under the credit facility are secured by all of the Company’s assets. Upon closing, the Company paid Wells Fargo an origination fee of $37,500. The Company also pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the Facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (6.5% at December 31, 2007) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%. In comparison, Laurus borrowings bore interest at a rate per annum equal to the prime rate plus two percent.

•
In the event the Company achieves Net Income (as defined in the Credit Agreement), of $1,000,000 in the year ending December 31, 2008, the interest rate under the credit facility will be prospectively reduced by .50% per annum.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. In comparison, our Laurus borrowings could not exceed $10 million, with inventory based borrowings limited to $3.5 million. As of December 31, 2007, the Company’s borrowing base supported approximately $13.9 million of borrowings, under the line of credit agreement, of which approximately $10.3 million was outstanding.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $300,000 if the credit facility is terminated prior to November 20, 2008, to $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of December 31, 2007, the Company was in compliance with all such covenants.

(B) On May 27, 2004, the Company closed a $15 million convertible debt financing with Laurus under which the Company was provided with a $5 million term loan and a $10 million revolving credit facility. As part of the transaction, Laurus was also issued a seven-year warrant to purchase 18,800 shares of Common Stock at a price of $175 per share The Company also issued a similar warrant to purchase 1,880 shares of Common Stock to the finder. These warrants were valued at $112,000 using a Black-Scholes pricing model. The assumptions used in the model were (i) risk free interest rate of 6%, (ii) expected life of 7 years, (iii) expected volatility of 70% and (iv) no anticipated dividends. Borrowings under the Laurus financing are secured by all assets of the Company.

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

The term loan was evidenced by a Secured Convertible Term Note (“Term Note”) and bore interest at a rate per annum equal to the prime rate (as reported in the Wall Street Journal), plus two percent, subject to a floor of six percent. Borrowings under the revolving credit facility bore interest at a rate per annum equal to the prime rate plus two percent. Borrowings outstanding under the line of credit were approximately $6.4 million as of December 31, 2006. The line of credit was paid off on November 21, 2007 with proceeds from the Wells Fargo Facility.

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

NOTE 5 ~ LOAN ORIGINATION FEES

Loan origination fees consist of the following as of December 31, 2007 and 2006 respectively:

	2007	2006
Fees	$2,192	$2,096
Amortization	(2,099)	(1,887)
Net	$93	$209

The Company incurred and capitalized origination fees associated with the Wells Fargo credit facility of approximately $97,000. These fees are amortized into interest expense using the effective interest method over the initial term of the loan of three years.

The Company incurred and capitalized origination and finders fees associated with the Laurus credit facility of approximately $1.8 million. These fees were amortized into interest expense using the effective interest method over the initial term of the loan of three years. Included in the capitalized origination fees is compensation of approximately $112,000 relating to the issuance of warrants to purchase 20,680 shares of the Company’s Common Stock. These fees were fully amortized in May 2007.

As noted in Note 8, in conjunction with its private placement transaction in October 2006 the Company recorded loan origination fees of approximately $47,000 to reflect the fair value of a warrant to purchase 1,875,000 shares of Common Stock issued to a shareholder for services in connection with the private placement transaction. These non-cash expenses were initially amortized into interest expense using the effective interest method over the term of the underlying subordinated convertible notes of three years. In November 2006, the private placement investors exercised the conversion feature of the subordinated convertible notes, at which time the remaining unamortized balance of the related loan origination fees were immediately charged to income.

NOTE 6 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at December 31, 2007 were as follows:

2008	$53
2009	13
Total payments	66
Less amounts relating to interest	3
Total capital lease obligations	63
Less current portion	51
Capital lease obligations, noncurrent	$12

NOTE 7 ~ INCOME TAXES
The Company’s provision for income tax expense (benefit) consists of the following:

	2007	2006
Current
Federal	$22	$-
State	20	14
Total Current	42	14

Deferred
Federal	(832)	-
State	(152)	-
Total Deferred	(984)
Total	$(942)	$14

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows ($ in thousands):

	2007	2006
Deferred tax assets
Accounts receivable allowances	$435	$546
Inventory reserve	1,152	864
Uniform capitalization of inventory costs	132	74
Other	63	0
Property and Equipment	1,211
Non Cash compensation	138	46
Net operating loss and credit carry-forward	1,508	7,943
	4,639	9,473
Less: Deferred tax valuation allowance	(2,411)	(9,352)
Deferred Tax Asset, net of valuation	2,228	121
Deferred tax liabilities
Property and equipment	(1,244)	(121)

Net	$984	$-

The Company's effective tax rate differs from the expected federal income tax rate as follows ($ in thousands):

	2007	2006

Income tax at statutory rates (34%)	$577	$(5,612)
Permanent differences	18
State income tax expense – net of federal benefit	(187)	14
Change in deferred tax valuation	(6,941)
Reduction in NOL carry-forward due to change in ownership	5,591	5,612

Income tax (benefit) provision	(942)	$14

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

The Company incurred significant operating losses during the three years prior to 2007, which generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect has reduced the amount of these loss carry-forwards which the Company will be able to utilize to offset against future taxable income. As a result, at December 31, 2007, the Company has a federal net operating loss carry-forward of approximately $4.0 million expiring 2026. Approximately $2.4 million of the federal net operating loss carry-forward is available for utilization in 2008. The remaining $1.6 million can be utilized at a rate of approximately $89,000 annually over the following 18 years ending 2026. In addition, the company has State net operating loss carry-forwards of approximately $1.7 million which expire 2025. A valuation allowance has been provided against the net deferred tax assets available after the year ending December 31, 2008, due to the uncertainty of the Company’s ability to generate long-term taxable income. The company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8 ~ STOCKHOLDERS’ EQUITY

January 2007 Private Placement

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

 Other Equity Transactions

On February 14, 2007, the Company granted to three directors options to purchase an aggregate of 100,000 shares of Common Stock. These options provide for an exercise price of $.60 per share over a 10 year life. 25% of each director’s options vest immediately, with the remaining 75,000 options vesting ratably in 12 installments of 6,250 each on the first day of each fiscal quarter of the Company commencing April 1, 2007.

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

NOTE 9 ~ SIGNIFICANT VENDOR AGREEMENT

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million, $27 million, $32.4 million, $38.9 million, and $46.7 million for the years ending December 31, 2006, 2007, 2008, 2009, and 2010, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2006 and December 31, 2007, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2006 and December 31, 2007, the Company purchased approximately $21.3 million and $28 million, respectively under the Distributorship Agreement with Samsung.

Samsung has established a credit limit under which the Company purchases products. During the year ended 2007, the limit was approximately $6.5 million. In January 2008, the limit was increased to approximately $10 million. The Company must pay in advance of shipment when the credit limit has been met or exceeded. As of December 31, 2007 and 2006, $5.7 million and $4.9 million, respectively, was due to Samsung under this agreement.

NOTE 10 ~ 401(K) PLAN

The Company has a 401(k) profit-sharing plan covering all of its eligible employees. The Plan provides for annual discretionary employer and employee contributions. For the years ended December 31, 2007 and 2006, no annual discretionary employer contributions were approved and funded.

NOTE 11 ~ COMMITMENTS & CONTINGENCIES

General

Sales to certain consumers of video surveillance and other security products may be subject to sales tax requirements and possible audits by state taxing authorities. The Company records its estimated sales tax liability and includes that amount as an accrued obligation until paid.

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

The minimum annual rentals under the non-cancelable lease for the periods subsequent to December 31, 2007 are as follows ($ in thousands):

Years Ending December 31:	Amount

2008	333
2009	250
$583

Rent expense under operating leases was approximately $382,000 and $475,000 during the years ended December 31, 2007 and 2006 respectively.

Employment Agreements

We entered into an Employment Agreement, dated as of February 9, 2006, with Steven Walin, our Chief Executive Officer. The Employment Agreement was amended on January 8, 2008 to extend the term thereof to December 31, 2011. Pursuant to the Employment Agreement, Mr. Walin receives an annual base salary of $375,000.

Pursuant to his Employment Agreement, Mr. Walin is entitled to receive an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors, for subsequent years.

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

In addition, we entered into an Employment Agreement, dated as of March 28, 2006, with Joseph Restivo, our Chief Financial Officer and Chief Operating Officer. The Employment Agreement was amended on January 8, 2008 to extend the term thereof to December 31, 2011. The Employment Agreement provides Mr. Restivo with an annual base salary of $250,000, and an annual bonus of up to 50% of his base salary based on the achievement of annual performance targets approved of by our board of directors.

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

The January 2008 amendments also extend the period following a “Change in Control,” from 12 months to 18 months, within which Messrs. Walin and Restivo are entitled to increased severance, in the event they are terminated “Without Cause” or resign for “Good Reason.” Mr. Restivo’s amendment additionally provides that he will receive a cash payment of $75,000 to cover his relocation expenses in the event he is terminated “Without Cause” or resigns for “Good Reason” (whether before or after a “Change in Control”).

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

A summary of the status and activity of the Company’s stock options is presented below:

	Years Ended December 31:
	2007		2006
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	5,498,797	$1.37	84,435	$89.89
Granted	550,000	$0.72	5,508,591	$0.56
Exercised	(40,830)	$0.20	-	-
Forfeited	(45,749)	$33.77	(94,229)	$33.42
Outstanding at December 31:	5,962,218	$1.04	5,498,797	$1.37

Options Exercisable at December 31:	2,867,122	$1.88	1,411,795	$3.80

The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2007 were $397,349 and $140,763, respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during 2007 is estimated at $0.34. The total intrinsic value of options exercised during 2007 was less than $1,000.

The following table summarizes information about stock options outstanding as of December 31, 2007:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at December 31, 2007	Weighted-average Remaining Contractual Life	Number Outstanding at December 31, 2007
$ 0.20	5,363,590	8.8 years	2,681,795
0.60	300,000	4.2 years	137,499
0.80	150,000	10.0 years	0
0.95	100, 000	10.0 years	0
15.93	4,637	5.6 years	4,637
42.50	2,000	7.3 years	1,500
75.00	13,366	7.0 years	13,066
130.00	28,625	6.1 years	28,625
	5,962,218	8.9 years	2,867,122

The Company recognized compensation expense from the vesting of issued stock options of approximately $98,000 and $332,000 for the years ended December 31, 2007 and 2006 respectively. The Company’s future compensation expense from these stock options was approximately $205,000 on December 31, 2007, which vests monthly over the next 36 months.

NOTE 13 ~ WARRANTS

A summary of the status and activity of the Company’s outstanding warrants is presented below:

	Years Ended December 31:
	2007		2006
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	2,009,723	$5.98	134,867	$88.07
Issued	250,000	$0.73	1,875,000	$0.20
Exercised	-	-	-	-
Expired	(131)	$390.00	(144)	$1,625.00
Outstanding at December 31:	2,259,592	$5.38	2,009,723	$5.98

Summary of the Company’s outstanding warrants at December 31, 2007and 2006 are as follows:

	December 31, 2007			December 31, 2006
Description	Shares	Approx. Remaining Term (Years)	Exercise Price	Shares

Laurus Master Fund	26,800	3.5	$30.00	26,800
Laurus finder’s fee	1,880	3.4	$175.00	1,880
ESI	60,000	3.8	$75.00	60,000
Rapor shareholders	27,079	3.9	$152.00	27,079
Oct. 2004 bridge financing	15,333	1.8	$75.00	15,333
Consultant	3,500	1.8	$175.00 - $ 250.00	3,500
Consulting fee paid to director	1,875,000	1.8	$0.20	1,875,000
Consultant	100,000	4.2	$0.60	-
Consultant	150,000	4.8	$0.82	-
Other	0	0.9	$390.00	131
	2,259,592			2,009,723

NOTE 14 ~ SUBSEQUENT EVENTS

On January 1, 2008, the Company issued a consulting company warrants to purchase 300,000 shares of GVI common stock. The warrants vest immediately and have a strike price of $1.15. The warrants are exercisable for a term of three years from the date of delivery.