Form 10-Q
period 2008-03-31
GVI SECURITY SOLUTIONS INC
filed 2008-05-14
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
☑ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                        Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 9, 2008 there were 28,147,106 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:

Current Assets
Cash and equivalents	$487	$313
Accounts receivable, net of allowances for doubtful accounts of $377 and $416, respectively	7,201	6,625
Inventory, net	14,409	12,723
Deferred Tax Assets, Current	906	907
Prepaid and other current assets	1,516	1,184
Total Current Assets	24,519	21,752

Property and Equipment, net of accumulated depreciation of $1,411 and $1,217 respectively	203	156
Deferred tax assets, non-current	1,125	1,321
Deferred loan origination fee, net	85	93
Other assets	34	34
Total Assets	$25,966	$23,356

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable	$8,395	$7,329
Accrued expenses	1,544	1,849
Capitalized lease obligations, current	37	51
Total Current Liabilities	9,976	9,292

Capital lease obligations, net of current portion	6	12
Deferred tax liability, non-current	1,244	1,244
Revolving credit facility	11,793	10,344
Total Liabilities	23,019	20,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,147,106 shares issued and outstanding at March 31, 2008 and December 31, 2007	28	28
Additional paid-in capital	34,727	34,574
Accumulated deficit	(31,808)	(32,138)
Total Stockholders' Equity	2,947	2,464
Total Liabilities and Stockholders' Equity	$25,966	$23,356

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues	$11,347	$11,021

Cost of Revenues	7,916	8,059

Gross Profit	3,431	2,962

Selling, General and Administrative Expenses	2,695	2,447

Operating Income	736	515

Interest Expense	196	351

Income before income taxes	540	164

Income Tax Expense	210	4

Net Income	$330	$160

Income per comment share:
Net income per common share	$0.01	$0.01
Weighted average common shares outstanding	28,147	27,654

Diluted income per common share:
Net income per common share	$0.01	$0.00
Weighted average common shares outstanding	33,807	33,455

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ending March 31,
	2008	2007
Cash Flows Provided By (Used In) Operating Activities
Net Income	$330	$160
Adjustments to Reconcile Net Income (loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and amortization from continuing operations	46	73
Amortization of deferred loan origination fee	8	150
Compensation costs and expenses for stock and options issued	149	36
Changes in Assets and Liabilities
Accounts receivable, net	(575)	861
Inventory	(1,686)	(2,107)
Prepaid and other current assets	(332)	432
Deferred tax assets and liabilities, net	197	-
Accounts payable	1,003	1,093
Accrued expenses	(306)	(35)
Net cash provided by (used in) operating activities from continuing operations	(1,166)	663

Net cash provided by (used in) operating activities of discontinued operations	-	(128)
Net cash provided by (used in) operating activities	(1,166)	535

Cash Flows Used In Investing Activities
Purchase of property and equipment	(93)	-

Net Cash Used In Investing Activities	(93)	-

Cash Flows Used In Financing Activities
Issuance of common stock	4	1,032
Net proceeds from (repayments of) revolving credit facility	1,449	(1,006)
Principal payments of Senior term note	-	(456)
Principal payments of capitalized lease obligations	(20)	(19)

Net Cash Provided by (Used In) Financing Activities	1,433	(449)

Net increase in cash and equivalents	174	86
Cash and equivalents, beginning of period	313	225
Cash and equivalents, end of period	$487	$311

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$195	$201
Cash paid for income taxes	4	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued obligation converted to common stock	$-	$20

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2008 and 2007

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at March 31, 2008 and December 31, 2007 were approximately $2,354,000 and $2,346,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which included various promotional incentives and trade show participation, for the three months ended March 31, 2008 and 2007 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three months ended March 31, 2008 and 2007 were $46,000 and $32,000, respectively.

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

Credit Risk Concentration

During the three months ended March 31, 2008, two customers accounted for $2,436,000 (21%) and $1,553,000 (14%), respectively, of the Company’s continuing sales. During the three months ended March 31, 2007, two customers accounted for $2,164,000 (20%) and $1,847,000 million (17%), respectively, of the Company’s continuing sales. As of March 31, 2008, the two significant customers noted above for the three months then ended comprised $985,000 (12%) and $1,772,000 (22%), respectively, of Company’s total outstanding accounts receivable balance. As of December 31, 2007, the two significant customers comprised $1,513,000 (19%) and $1,248,000 (16%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 31%, and 29% of the Company's sales during the three months ended March 31, 2008 and 2007, respectively. All international sales took place in Latin America and Canada.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the valuation of inventory, accounts receivable, certain accruals and liabilities and the useful lives of property and equipment

Earnings per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding	28,147	27,654
Effect of dilutive securities:
Warrants	1,498	1,505
Common stock options	4,162	4,296
Weighted average common shares and dilutive securities outstanding	33,807	33,455

Options and warrants to purchase approximately 149,000 and 435,000 shares,respectively, of common stock at various prices exceeding $0.89 per share were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted earnings per share for this period because the respective options' and warrant exercise price were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

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

Stock-Based Compensation

 The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrants and option awards with the following weighted average assumptions for the period indicated:

	Three Months Ended March 31,
	2008	2007

Dividend yield	-	-
Risk-free factors	4.0%	6.5%
Volatility factors	63%	43%
Option Lives in Years	6.0	6.0

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities*an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Aggregate amounts outstanding under the line of credit at March 31, 2008 and December 31, 2007 were approximately $11.8 million and $10.3 million respectively. Borrowings under the credit facility are secured by all of the Company’s assets. Upon closing, the Company paid Wells Fargo an origination fee of $37,500. The Company also pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the Facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (5.25% at March 31, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

•
In the event the Company achieves Net Income (as defined in the Credit Agreement), of $1,000,000 in the year ending December 31, 2008, the interest rate under the credit facility will be prospectively reduced by .50% per annum.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. In comparison, our Laurus borrowings could not exceed $10 million, with inventory based borrowings limited to $3.5 million. As of March 31, 2008, the Company’s borrowing base supported approximately $14.3 million of borrowings, under the line of credit agreement, of which approximately $11.8 million was outstanding.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $300,000 if the credit facility is terminated prior to November 20, 2008, to $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of March 31, 2008, the Company was in compliance with all such covenants.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at March 31, 2008 were as follows ($ in thousands):

2008	33
2009	12
Total payments	45
Less amounts relating to interest	2
Total capital lease obligations	43
Less current portion	36
Capital lease obligations, noncurrent	$7

NOTE 4 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended March 31:
	2008	2007

US Statutory tax rate – provision (benefit)	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	1.5	2.4
Changes in A/R & inventory reserves	0.0	-
Net operating loss deductions	-	(34.0)
Change in Valuation Allowance	0.6	-
Other – net	2.9	-
Effective income tax rate	39.0%	2.4%

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The minimum annual rentals under the non-cancelable lease for the periods subsequent to March 31, 2008 are as follows ($ in thousands):

Years Ending December 31:	Amount

2008	251
2009	250
$501

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million, $27 million, $32.4 million, $38.9 million, and $46.7 million for the years ending December 31, 2006, 2007, 2008, 2009, and 2010, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2006 and December 31, 2007, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2006 and December 31, 2007, the Company purchased approximately $21.3 million and $28 million, respectively under the Distributorship Agreement with Samsung. During the three months ended March 31, 2008 the Company purchased approximately $8.3 million under the Distributorship Agreement with Samsung.

Samsung has established a credit limit under which the Company purchases products. During the year ended 2007, the limit was approximately $6.5 million. In January 2008, the limit was increased to approximately $10 million. The Company must pay in advance of shipment when the credit limit has been met or exceeded. As of March 31, 2008, $7.7 million was due to Samsung under this agreement.

NOTE 6 ~ 2004 STOCK INCENTIVE PLAN

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 118,798 shares of Common Stock for issuance thereunder. In June 2006 the shares available under this Plan increased from 118,798 to 200,000, and in October 2006 the shares available were increased under this Plan to 5,900,000.

A summary of the status and activity of the Company’s stock options for the three months ended March 31, 2008 is presented below:

	Three Months Ended March 31, 2008
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2008:	5,962,218	$1.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008:	5,962,218	$1.07

Options Exercisable at March 31, 2008:	3,278,041	$1.70

The aggregate intrinsic values of outstanding and exercisable shares at March 31, 2008 were approximately $3,108,000 and $1,746,000 respectively.

The following table summarizes information about stock options outstanding as of March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at March 31, 2008	Weighted-average Remaining Contractual Life	Number Outstanding at March 31, 2008
$0.20	5,363,591	8.6 years	3,017,020
.60	300,000	3.9 years	156,249
.80	150,000	9.8 years	34,167
.95	100,000	9.8 years	22,778
15.93	4,637	5.3 years	4,637
42.50	2,000	7.0 years	1,500
75.00	13,366	6.8 years	13,366
> 130.00	28,625	5.9 years	28,625
	5,962,218	8.6 years	3,278,342

There were no stock options exercised during the three months ended March 31, 2008. The Company recognized compensation expense from the vesting of issued stock options of approximately $23,000 for the three months ended March 31, 2008, and had estimated future compensation expense from these stock options of approximately $183,000 at March 31, 2008 which will be recognized over the remaining estimated weighted useful life of 24 months.

NOTE 7 ~ WARRANTS

A summary of the Company’s outstanding warrants at March 31, 2008 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	3.3	$30.00
Laurus finder’s fee	1,880	3.2	$175.00
ESI	60,000	3.5	$75.00
Rapor shareholders	27,079	3.7	$152.00
Oct. 2004 bridge financing	15,333	1.6	$75.00
Consultant	3,500	1.5	$175.00 – $ 250.00
Consulting fee paid to director	1,875,000	1.5	$0.20
Consultant	100,000	3.9	$0.60
Consultant	150,000	4.5	$0.82
Consultant	300,000	2.7	$1.15
	2,559,592

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: reliance on primary supplier; credit limits imposed by primary supplier; outstanding indebtedness; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; reliance on two key customers; the ability to attract and retain high quality employees; changes in the overall economy; rapid change in technology; the number and size of competitors in its markets; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company’s 2007 Annual Report on Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

NET REVENUES

Net revenues increased approximately $325,000, or 3% to approximately $11.3 million in the three months ended March 31, 2008 from approximately $11.0 million in the three months ended March 31, 2007. The increase in revenue reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF GOODS SOLD

Total cost of goods sold decreased approximately $143,000 or 2% to approximately $7.9 million for the three months ended March 31, 2008, from approximately $8.0 million in the three months ended March 31, 2007. This decrease was primarily due to higher product margins and lower net freight costs. The decrease was partially offset by increased sales during the three month period ended March 31, 2008.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2008 increased approximately $469,000 to approximately $3.4million from approximately $3.0 million for the three months ended March 31, 2007, and gross profit as a percentage of revenues increased to approximately 30.2% for the three months ended March 31, 2008 compared with approximately 26.9% for the three months ended March 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $248,000, or 10%, to approximately $2.7 million in the three months ended March 31, 2008 from approximately $2.4 million in the three months ended March 31, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $230,000, or 18%, to approximately $1.5 million in the three months ended March 31, 2008 from approximately $1.2 million in the three months ended March 31, 2007. The increase was primarily due to increased personnel expense and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses held flat at approximately $1.2 million during the three months ended March 31 2008 compared with the three months ended March 31, 2007. General and Administrative expenses during the three months ended March 31, 2008 reflect (i) $127,000 of expense for warrants issued to a consulting firm during the period (ii) an increase in personnel expenses of approximately $81,000 and (iii) a reduction of bad debt expense of approximately $147,000.

INTEREST EXPENSE

Net interest expense for the three months ended March 31, 2008 decreased 44% to approximately $196,000 from approximately $351,000 in the three months ended March 31, 2007. This decrease is primarily a result of a reduction in amortized loan fees during the three months ended March 31, 2008 of approximately $142,000, compared with the three months ended March 31, 2007. The remaining decrease was attributable to the lower interest rate on the Wells Fargo credit facility in effect for the three months ended March 31, 2008 compared with the interest rate on the Laurus facility in effect for the three months ended March 31, 2007. The decrease was partially offset by the higher average loan balance outstanding during the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $210,000 for the three months ended March 31, 2008, as compared to recording an expense of approximately $4,000 for the three months ended March 31, 2007. Provisions for tax recorded in the three months ended March 31, 2008 relate to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business. Our estimated effective tax rate for the three months ended March 31, 2008 was 39%.

For the three month period ending March 31, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $330,000 for the three months ended March 31, 2008 compared with net income of approximately $160,000 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and equivalents of approximately $487,000, a working capital surplus of approximately $14.4 million, and an outstanding balance of $11.8 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2007, we had cash and equivalents of approximately $313,000, a working capital surplus of approximately $11.5 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $10.3 million. Additionally, we had borrowing availability under the credit facility of approximately $3.2 million at March 31, 2008, as compared with borrowing availability of $1.9 million at December 31, 2007.

Cash increased from $313,000 at December 31, 2007 to $488,000 at March 31, 2008 primarily as a result of (i) net borrowings under our revolving credit facility of $1.4 million, (ii) net income of approximately $330,000, and (iii) an increase of approximately $1.0 million in accounts payable. These factors were partially offset by (i) an increase in inventory of approximately $1.7 million, (ii) an increase in accounts receivable of approximately $600,000, (iii) and an increase of prepaids and other current assets of approximately $300,000.

Management believe that cash generated from operations, together with borrowings available under the Credit Agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2008.

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

Pursuant to the Credit Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (5.25% at March 31, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

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

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, require us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of March 31, 2008, we were in compliance with all loan covenants.

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

For the three month periods ended March 31, 2008, income tax expense relates to federal income tax along with state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business. During the three month period ending March 31, 2007, we did not record any federal income tax liability with respect to our earnings in that period due to the existence and availability of operating loss carry-forwards

Stock-Based Compensation

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

New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities*an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended March 31, 2008. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Wells Fargo bear interest at a fluctuating rate of interest related to the “prime” and LIBOR rate in effect from time to time. Accordingly, increases in these rates will increase our interest expense under our agreements with Wells Fargo. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

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

GVI SECURITY SOLUTIONS, INC.

Date: May 13, 2008	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934