Form 10-Q
period 2008-06-30
GVI SECURITY SOLUTIONS INC
filed 2008-08-13
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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

______(972) 245-7353_____
(Registrant’s telephone number, including area code)

____________________
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
☐ Yes ☒ No

As of August 13, 2008 there were 28,197,106 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
ASSETS:	(Unaudited)
Current Assets
Cash and equivalents	$22	$313
Accounts receivable, net of allowances for doubtful accounts of $391 and $416, respectively	9,208	6,625
Inventory, net	11,269	12,723
Deferred Tax Assets, Current	902	907
Prepaid and other current assets	1,142	1,184
Total Current Assets	22,543	21,752

Property and Equipment, net of accumulated depreciation of $1,469 and $1,374 respectively	207	156
Deferred tax assets, non-current	917	1,321
Deferred loan origination fee, net	77	93
Other assets	34	34
Total Assets	$23,778	$23,356

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable	$4,634	$7,392
Accrued expenses	1,749	1,849
Capitalized lease obligations, current	22	51
Total Current Liabilities	6,405	9,292

Capital lease obligations, net of current portion	1	12
Deferred tax liability, non-current	1,244	1,244
Revolving credit facility	12,790	10,344
Total Liabilities	20,440	20,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 and 28,147,106 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	28	28
Additional paid-in capital	34,753	34,574
Accumulated deficit	(31,443)	(32,138)
Total Stockholders' Equity	3,338	2,464
Total Liabilities and Stockholders' Equity	$23,778	$23,356

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Revenues	$12,817	$12,273	$24,164	$23,294

Cost of Revenues	9,021	8,881	16,937	16,940

Gross Profit	3,796	3,392	7,227	6,354

Selling, General and Administrative Expenses	3,015	2,804	5,710	5,251

Operating Income	781	588	1,517	1,103

Interest Expense	187	261	383	611

Income from operations before income taxes	594	327	1,134	492

Income Tax Expense	228	19	439	23

Net Income	$366	$308	695	$469

Basic income per common share:
Net income per common share	$0.01	$0.01	$0.02	$0.02
Weighted average common shares outstanding	28,185,885	28,126,740	28,166,496	27,900,620

Diluted net income per common share:
Net income per common share	$0.01	$0.01	$0.02	$0.01
Weighted average common shares outstanding	33,313,822	33,736,220	33,702,014	33,563,727

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ending June 30,
	2008	2007
Cash Flows Used In Operating Activities
Net Income	$695	469
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and amortization from continuing operations	95	135
Amortization of deferred loan origination fee	16	209
Compensation costs and expenses for stock and options issued	168	119
Changes in Assets and Liabilities:
Accounts receivable, net	(2,582)	(201)
Inventory	1,453	(1,353)
Prepaid and other current assets	42	(51)
Deferred tax assets and liabilities, net	409	-
Accounts payable	(2,758)	(1,036)
Accrued expenses	(100)	169
Net cash used in operating activities from continuing operations	(2,562)	(1,540)

Net cash used in operating activities
of discontinued operations	-	(218)
Net cash used in operating activities	(2,562)	(1,758)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(145)	-

Net Cash Used In Investing Activities	(145)	-

Cash Flows Provided by Financing Activities
Issuance of common stock	-	1,036
Issuance of common stock upon exercise of warrants	10	-
Net proceeds from revolving credit facility	2,446	1,969
Principal payments of senior term note	-	(912)
Principal payments of capitalized lease obligations	(40)	(38)
Net Cash Provided by Financing Activities	2,416	2,055

Net (decrease) increase in cash and equivalents	(291)	297
Cash and equivalents, beginning of period	313	225
Cash and equivalents, end of period	$22	522
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$186	403
Cash paid for income taxes	54	35

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued obligation converted to common stock	$-	$20

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2008 and 2007

NOTE 1 ~ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GVI Security Solutions, Inc. (“GVI” or “Company”) provides video surveillance and security solutions products, incorporating a complete line of video surveillance and detection systems, to the homeland security, professional and business-to-business market segments. The Company provides a combination of closed circuit televisions (CCTVs), digital video recorders (DVRs), software systems and networking products that enhance life safety for both government agencies and the private sector.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at June 30, 2008 and December 31, 2007 were approximately $2,295,000 and $2,346,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which include various promotional incentives and trade show participation, for the six months ended June 30, 2008 and 2007 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month period ended June 30, 2008 and 2007 were $372,000 and $258,000, respectively, and during the six month period ended June 30, 2008 and 2007 were $418,000 and $290,000, respectively.

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

Credit Risk Concentration

During the six months ended June 30, 2008, two customers accounted for $5,613,000 (23%) and $2,655,000 (11%), respectively, of the Company’s sales. During the six months ended June 30, 2007, two customers accounted for $4,261,000 (18%) and $4,434,000 (19%), respectively, of the Company’s sales. As of June 30, 2008, two customers comprised $2,766,000 (27%) and $1,413,000 (14%), respectively, of the Company’s total outstanding gross accounts receivable balance. As of December 31, 2007, two customers comprised $1,513,000 (19%) and $1,248,000 (16%), respectively, of the Company’s total outstanding gross accounts receivable balance.

International sales accounted for approximately 31%, and 30% of the Company's sales during the six months ended June, 2008 and 2007, respectively and 31% and 31% for the three months ended June 30, 2008 and 2007, respectively. All international sales took place in Latin America and Canada with the majority occurring in Latin America.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Net income, as reported	$366	$308	$695	$469

Denominator
Weighted average common shares outstanding	28,186	28,126	28,166	27,900
Effect of dilutive securities:
Warrants	1,318	1,487	1,419	1,490
Common stock options	3,810	4,123	4,117	4,174
Weighted average common shares and dilutive securities outstanding	33,314	33,736	33,702	33,564

Earnings per share - basic
Net income (loss), as reported	$0.01	$0.01	$0.02	$0.02

Earnings per share - dilutive
Net income (loss), as reported	$0.01	$0.01	$0.02	$0.01

Options and warrants to purchase approximately 299,000 and 585,000, respectively of shares of common stock at various prices exceeding $0.80 per share were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.

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

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Aggregate amounts outstanding under the line of credit at June 30, 2008 and December 31, 2007 were approximately $12.8 million and $10.3 million respectively. Borrowings under the credit facility are secured by all of the Company’s assets. Upon closing, the Company paid Wells Fargo an origination fee of $37,500. The Company also pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the Facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at the Company’s option, at a per annum rate equal to the prime rate from time to time in effect (5.0% at June 30, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

•
In the event the Company achieves Net Income (as defined in the Credit Agreement), of $1,000,000 in the year ending December 31, 2008, the interest rate under the credit facility will be prospectively reduced by .50% per annum.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. As of June 30, 2008, the Company’s borrowing base supported approximately $15.0 million of borrowings.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $300,000 if the credit facility is terminated prior to November 20, 2008, to $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, require the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of June 30, 2008, the Company was in compliance with all such covenants.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at June 30, 2008 were as follows ($ in thousands):

2008	12
2009	12
Total payments	24
Less amounts relating to interest	1
Total capital lease obligations	23
Less current portion	22
Capital lease obligations, noncurrent	$ 1

NOTE 4 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007

US Statutory tax rate – provision (benefit)	34.0%	34.0%	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	1.6	6.2	1.6	4.9
Changes in A/R & inventory reserves	-	(42.3)	-	(18.1)
Net operating loss deductions	-	(3.1)	-	(21.5)
Depreciation	-	(2.6)	-	2.7
Other – net	3.1	12.0	3.1	0.9
Effective income tax rate	38.7%	6.2%	38.7%	4.9%

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The minimum annual rentals under the non-cancelable lease for the periods subsequent to June 30, 2008 are as follows ($ in thousands):

Years Ending December 31:	Amount

2008	167
2009	250
$417

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million, $27 million, $32.4 million, $38.9 million, and $46.7 million for the years ending December 31, 2006, 2007, 2008, 2009, and 2010, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2006 and December 31, 2007, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2006 and December 31, 2007, the Company purchased approximately $21.3 million and $28 million, respectively under the Distributorship Agreement with Samsung. During the six months ended June 30, 2008 the Company purchased approximately $12.7 million under the Distributorship Agreement with Samsung.

Samsung has established a credit limit under which the Company purchases products. During the year ended 2007, the limit was approximately $6.5 million. In January 2008, the limit was increased to approximately $10 million. The Company must pay in advance of shipment when the credit limit has been met or exceeded. As of June 30, 2008, $3.9 million was due to Samsung under this agreement.

NOTE 6 ~ STOCK INCENTIVE PLANS

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved 118,798 shares of Common Stock for issuance thereunder. In June 2006 the shares available under this Plan increased from 118,798 to 200,000, in October 2006 the shares available were increased under this Plan to 5,900,000. In July 2008, the Company adopted its 2008 Long-Term Stock Plan and reserved 1,000,000 shares of Common Stock for issuance thereunder.

A summary of the status and activity of the Company’s stock options for the six months ended June 30, 2008 is presented below:

	Six Months Ended June 30, 2008
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2008:	5,962,218	$1.07
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2008:	5,962,218	$1.07

Options Exercisable at June 30, 2008:	3,689,260	$1.55

The aggregate intrinsic values of outstanding and exercisable shares at June 30, 2008 were approximately $1,662,713 and $1,039,196 respectively.

The following table summarizes information about stock options outstanding as of June 30, 2008:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at June 30, 2008	Weighted-average Remaining Contractual Life	Number Outstanding at June 30, 2008
$ 0.20	5,363,591	8.3 years	3,352,244
.60	300,000	3.7 years	174,999
.80	150,000	9.5 years	68,333
.95	100,000	9.5 years	45,556
15.93	4,637	5.1 years	4,637
42.50	2,000	6.8 years	1,500
75.00	13,366	6.5 years	13,366
> 130.00	28,625	5.6 years	28,625
	5,962,218	8.1 years	3,689,260

There were no stock options exercised during the three months ended June 30, 2008. The Company recognized compensation expense from the vesting of issued stock options of approximately $168,000 for the six months ended June 30, 2008, and had estimated future compensation expense from these stock options of approximately $161,000 at June 30, 2008 which will be recognized over the remaining estimated weighted useful life of 21 months.

NOTE 7 ~ WARRANTS

A summary of the activity and status of the Company’s warrants for the six months ended June 30, 2008 is presented below.

	Six Months Ended June 30, 2008
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2008:	2,259,592	$5.38
Granted	300,000	1.15
Exercised	50,000	0.20
Forfeited	-	-
Outstanding at June 30, 2008:	2,509,592	$5.48

During the six months ended June 30, 2008, two individuals exercised warrants to purchase an aggregate of 50,000 shares of our Common Stock at a price of $.20 per share.

The aggregate intrinsic value of outstanding warrants at June 30, 2008 was approximately $566,000.

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	3.1	$30.00
Laurus finder’s fee	1,880	3.0	$175.00
ESI	60,000	3.4	$75.00
Rapor shareholders	27,079	3.4	$152.00
Oct. 2004 bridge financing	15,333	1.3	$75.00
Consultant	3,500	1.3	$175.00 – $ 250.00
Consulting fee paid to director	1,825,000	1.3	$0.20
Consultant	100,000	3.8	$0.60
Consultant	150,000	4.3	$0.82
Consultant	300,000	2.5	$1.15
	2,509,592

NOTE 8 ~ SUBSEQUENT EVENTS

On July 3, 2008, the Company granted options to purchase 30,000 shares of Common Stock to each of the three non-employee directors of the Company, with an exercise price of $0.46 per share. In addition, the Company granted the Chairman of the Company’s Audit and Compensation Committees an option to purchase an additional 20,000 shares of Common Stock for chairing such Committees.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

NET REVENUES

Net revenues increased approximately $544,000, or 4% to approximately $12.8 million in the three months ended June 30, 2008 from approximately $12.3 million in the three months ended June 30, 2007. The increase in revenue reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF GOODS SOLD

Total cost of goods sold increased approximately $140,000 or 2% to approximately $9.0 million for the three months ended June 30, 2008, from approximately $8.9 million in the three months ended June 30, 2007. This increase was due to higher increased sales during the three month period ended June 30, 2008. The increase was partially offset by higher product margins and lower net freight costs during the three month period ended June 30, 2008.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2008 increased approximately $404,000 to approximately $3.8 million from approximately $3.4 million for the three months ended June 30, 2007, and gross profit as a percentage of revenues increased to approximately 29.6% for the three months ended June 30, 2008 compared with approximately 27.6% for the three months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $211,000, or 9%, to approximately $3.0 million in the three months ended June 30, 2008 from approximately $2.8 million in the three months ended June 30, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $503,000, or 36%, to approximately $1.9 million in the three months ended June 30, 2008 from approximately $1.4 million in the three months ended June 30, 2007. The increase was primarily due to increased net marketing expense, increased personnel expense, increased commission expense, and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses decreased approximately $292,000, or 21% to $1.2 million in the three months ended June 30 2008 from approximately $1.4 million in the three months ended June 30, 2007. The decrease was primarily due to a decrease in third party fees and decrease in personnel expense.

INTEREST EXPENSE

Net interest expense for the three months ended June 30, 2008 decreased 28% to approximately $187,000 from approximately $260,000 in the three months ended June 30, 2007. This decrease is primarily a result of a reduction in amortized loan fees during the three months ended June 30, 2008 of approximately $59,000, compared with the three months ended June 30, 2007. The remaining decrease was attributable to the lower interest rate on the Wells Fargo credit facility in effect for the three months ended June 30, 2008 compared with the interest rate on the Laurus facility in effect for the three months ended June 30, 2007. The decrease was partially offset by the higher average loan balance outstanding during the three months ended June 30, 2008 compared with the three months ended June 30, 2007.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $228,000 for the three months ended June 30, 2008, as compared to recording an expense of approximately $19,000 for the three months ended June 30, 2007. Provisions for tax recorded in the three months ended June 30, 2008 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business. The company’s estimated effective tax rate for the three months ended June 30, 2008 was 39%.

For the three month period ending June 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $366,000 for the three months ended June 30, 2008 compared with net income of approximately $308,000 for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $870,000, or 4% to approximately $24.2 million in the six months ended June 30, 2008 from approximately $23.3 million in the six months ended June 30, 2007. The increase in revenue reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF GOODS SOLD

Total cost of goods sold held flat at approximately $16.9 million for the six months ended June 30, 2008. Total cost of goods sold reflected increased sales offset by higher product margins during the six month period ended June 30, 2008 compared to the six months ended June 30, 2007.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2008 increased approximately $873,000 to approximately $7.2 million from approximately $6.4 million for the six months ended June 30, 2007, and gross profit as a percentage of revenues increased to approximately 29.9% for the six months ended June 30, 2008 compared with approximately 27.3% for the six months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $459,000, or 9%, to approximately $5.7 million in the six months ended June 30, 2008 from approximately $5.3 million in the six months ended June 30, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $733,000, or 28%, to approximately $3.4 million in the six months ended June 30, 2008 from approximately $2.7 million in the six months ended June 30, 2007. The increase was primarily due to increased net marketing expense, increased personnel expense, increased commission expense, and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses decreased approximately $292,000, or 11% to $2.3 million in the six months ended June 30 2008 from approximately $2.6 million in the six months ended June 30, 2007. The decrease was primarily due to a decrease in third party fees and personnel expense.

INTEREST EXPENSE

Net interest expense for the six months ended June 30, 2008 decreased 37% to approximately $383,000 from approximately $611,000 in the six months ended June 30, 2007. This decrease is primarily a result of a reduction in amortized loan fees during the six months ended June 30, 2008 of approximately $201,000, compared with the six months ended June 30, 2007. The remaining decrease was attributable to the lower interest rate on the Wells Fargo credit facility in effect for the six months ended June 30, 2008 compared with the interest rate on the Laurus facility in effect for the six months ended June 30, 2007. The decrease was partially offset by the higher average loan balance outstanding during the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $439,000 for the six months ended June 30, 2008, as compared to recording an expense of approximately $23,000 for the six months ended June 30, 2007. Provisions for tax recorded in the six months ended June 30, 2008 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business. The company’s estimated effective tax rate for the six months ended June 30, 2008 was 39%.

For the six month period ending June 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $695,000 for the six months ended June 30, 2008 compared with net income of approximately $469,000 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and equivalents of approximately $22,000, a working capital surplus of approximately $16.1 million, and an outstanding balance of $12.8 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2007, we had cash and equivalents of approximately $313,000, a working capital surplus of approximately $11.5 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $10.3 million. Additionally, we had borrowing availability under the credit facility of approximately $2.2 million at June 30, 2008, as compared with borrowing availability of $1.9 million at December 31, 2007.

Cash decreased from $313,000 at December 31, 2007 to $22,000 at June 30, 2008 primarily as a result of (i) a decrease in accounts payable of $2.8 million, (ii) an increase in accounts receivable of approximately $2.5 million, and (iii) an increase in inventory of approximately $1.5 million. These factors were partially offset by (i) net borrowings under our revolving credit facility of $2.4 million, and (ii) net income of approximately $695,000. Management believe that cash generated from operations, together with borrowings available under the Credit Agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2008.

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

Pursuant to the Credit Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (5.0% at June 30, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

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

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, require us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of June 30, 2008, we were in compliance with all loan covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended June 30, 2008. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Wells Fargo bear interest at a fluctuating rate of interest related to the “prime” and LIBOR rates in effect from time to time. Accordingly, increases in these rates will increase our interest expense under our agreements with Wells Fargo. We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, two individuals exercised warrants to purchase an aggregate of 50,000 shares of our Common Stock at a price of $.20 per share. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

GVI SECURITY SOLUTIONS, INC.

Date: August 13, 2008	By:	/s/ Joseph Restivo
Name: Joseph Restivo
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934