Form 10-Q
period 2008-09-30
GVI SECURITY SOLUTIONS INC
filed 2008-11-13
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
☑ Yes    ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of November 13, 2008 there were 28,197,106 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:

Current Assets
Cash and equivalents	$31	$313
Accounts receivable, net of allowances for doubtful accounts of $437 and $416, respectively	7,832	6,625
Inventory, net	12,875	12,723
Deferred Tax Assets, Current	894	907
Prepaid and other current assets	735	1,184
Total Current Assets	22,367	21,752

Property and Equipment, net of accumulated depreciation of $1,499 and $1,374 respectively	177	156
Deferred tax assets, non-current	681	1,321
Deferred loan origination fee, net	69	93
Other assets	34	34
Total Assets	$23,328	$23,356

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable	$7,639	$7,392
Accrued expenses	1,855	1,849
Capitalized lease obligations, current	18	51
Total Current Liabilities	9,512	9,292

Capital lease obligations, net of current portion	-	12
Deferred tax liability, non-current	1,244	1,244
Revolving credit facility	8,938	10,344
Total Liabilities	19,694	20,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 and 28,147,106 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	28	28
Additional paid-in capital	34,794	34,574
Accumulated deficit	(31,188)	(32,138)
Total Stockholders' Equity	3,634	2,464
Total Liabilities and Stockholders' Equity	$23,328	$23,356

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Revenues	$12,229	$10,761	$36,393	$34,055

Cost of Revenues	8,559	7,647	25,496	24,587

Gross Profit	3,670	3,114	10,897	9,468

Selling, General and Administrative Expenses	2,989	2,431	8,699	7,682

Operating Income	681	683	2,198	1,786

Interest Expense	176	196	559	808

Income from operations before income taxes	505	487	1,639	978

Income Tax Expense	251	13	690	36

Net Income	$254	$474	$949	$942

Basic income per common share:
Net income per common share	$0.01	$0.02	$0.03	$0.03
Weighted average common shares outstanding	28,197,107	28,147,000	28,177,070	27,997,000

Diluted net income per common share:
Net income per common share	$0.01	$0.01	$0.03	$0.03
Weighted average common shares outstanding	32,265,182	33,473,000	33,238,644	33,592,000

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ending September 30,
	2008	2007
Cash Flows Provided by (Used In) Operating Activities
Net Income	$949	$942
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization from continuing operations	125	185
Amortization of deferred loan origination fee	24	209
Compensation costs and expenses for stock and options issued	210	141
Changes in Assets and Liabilities:
Accounts receivable, net	(1,207)	654
Inventory	(152)	(3,430)
Prepaid and other current assets	450	580
Deferred tax assets and liabilities, net	653	-
Accounts payable	247	668
Accrued expenses	6	(136)
Net cash provided by (used in) operating activities from continuing operations	1,305	(187)

Net cash provided by (used in) operating activities
of discontinued operations	-	(218)
Net cash provided by (used in) operating activities	1,305	(405)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(145)	(2)

Net Cash Used In Investing Activities	(145)	(2)

Cash Flows (Used in) Provided by Financing Activities
Issuance of common stock	-	1,036
Issuance of common stock upon exercise of warrants	10	-
Net proceeds from revolving credit facility	(1,406)	1,367
Principal payments of senior term note	-	(1,369)
Principal payments of capitalized lease obligations	(45)	(57)

Net Cash (Used In) Provided by Financing Activities	(1,441)	977

Net (decrease) increase in cash and equivalents	(282)	570
Cash and equivalents, beginning of period	313	225
Cash and equivalents, end of period	$31	$795

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$579	$618
Cash paid for income taxes	61	43

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued obligation converted to common stock	$-	$20

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Nine Months Ended September 30, 2008 and 2007

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at September 30, 2008 and December 31, 2007 were approximately $2,305,000 and $2,346,000, respectively.

Advertising

Advertising costs are expensed as incurred. Certain advertising costs, which include various promotional incentives and trade show participation, for the nine months ended September 30, 2008 and 2007 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month period ended September 30, 2008 and 2007 were $169,000 and $159,000, respectively, and during the nine month period ended September 30, 2008 and 2007 were $587,000 and $450,000, respectively.

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

Credit Risk Concentration

During the three months ended September 30, 2008, two customers accounted for $1,754,000 (14%) and $1,671,000 (14%), respectively, of the Company’s sales. During the three months ended September 30, 2007, two customers accounted for $2,053,000 (19%) and $1,613,000 (15%), respectively, of the Company’s sales. During the nine months ended September 30, 2008, two customers accounted for $7.3 million (20%) and $4.4 million (12%), respectively, of the Company’s sales. During the nine months ended September 30, 2007, two customers accounted for $6.4 million (18%) and $6.0 million (17%), respectively, of the Company’s sales.

As of September 30, 2008, two customers comprised $1,497,000 million (17%) and $1,270,000 million (14%), respectively, of the Company’s total outstanding gross accounts receivable balance. As of December 31, 2007, two customers comprised $1,513,000 (19%) and $1,248,000 (16%), respectively, of the Company’s total outstanding gross accounts receivable balance.

International sales accounted for approximately 34%, and 31% of the Company's sales during the nine months ended September, 2008 and 2007, respectively and 41% and 31% for the three months ended September 30, 2008 and 2007, respectively. All international sales took place in Latin America and Canada, with the majority of such sales occurring in Latin America. Sales in Mexico accounted for 17% and 12%, respectively, of the Company’s sales during the three and nine months ended September 30, 2008.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Net income, as reported	$254	$474	$949	$942

Denominator
Weighted average common shares outstanding	28,197	28,147	28,177	27,997
Effect of dilutive securities:
Warrants	1,065	1,203	1,310	1,490
Common stock options	3,003	4,123	3,751	4,202
Weighted average common shares and dilutive securities outstanding	32,265	33,473	33,238	33,592

Earnings per share – basic
Net income, as reported	$0.01	$0.02	$0.03	$0.03

Earnings per share – dilutive
Net income, as reported	$0.01	$0.01	$0.03	$0.03

Warrants to purchase approximately 885,000 and 735,000, respectively of shares of common stock at various prices exceeding $0.48 per share and $0.69 were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive. Options to purchase approximately 759,000 and 409,000 share of common stock at various prices exceeding $0.48 and $0.69 per share were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share for this period because the respective option exercise prices were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

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

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Aggregate amounts outstanding under the line of credit at September 30, 2008 and December 31, 2007 were approximately $8.9 million and $10.3 million respectively. Borrowings under the credit facility are secured by all of the Company’s assets. Upon closing, the Company paid Wells Fargo an origination fee of $37,500. The Company also pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at the Company’s option, at a per annum rate equal to the prime rate from time to time in effect (5.0% at September 30, 2008) plus .75% percent, or a LIBOR rate selected by the Company, plus 3.25%.

•
In the event the Company achieves Net Income (as defined in the Credit Agreement), of $1,000,000 in the year ending December 31, 2008, the interest rate under the credit facility will be prospectively reduced by .50% per annum.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. As of September 30, 2008, the Company’s borrowing base supported approximately $13.1 million of borrowings.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $300,000 if the credit facility is terminated prior to November 20, 2008, to $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, require the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of September 30, 2008, the Company was in compliance with all such covenants.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at September 30, 2008 were as follows ($ in thousands):

2008	$6
2009	12
Total payments	18
Less amounts relating to interest	1
Total capital lease obligations	17
Less current portion	17
Capital lease obligations, noncurrent	-

NOTE 4 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007

US Statutory tax rate – provision (benefit)	34.0%	34.0%	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	12.4	0.9	4.6	1.3
Changes in A/R & inventory reserves	-	0.8	-	(9.4)
Net operating loss deductions	-	(36.1)	-	(30.0)
Depreciation	-	(0.1)	-	(1.4)
Other – net	3.3	2.0	3.3	5.4
Effective income tax rate	49.7%	2.7%	41.9%	3.8%

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on September 30, 2009. Under the terms of the lease, the Company paid no rent for nine months, and then pays monthly rent of $25,704 for the remainder of the ninety-nine month lease. The Company records rent on a straight-line basis over the life of the lease and records the difference between amounts paid and expense recorded as a deferred lease liability.

The minimum annual rentals under the non-cancelable lease for the periods subsequent to September 30, 2008 are as follows ($ in thousands):

Years Ending December 31:	Amount

2008	83
2009	250
$333

Vendor Agreement

On October 2, 2006, the Company entered into a new Product Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. The Agreement also provides for minimum annual purchase amounts of $21 million, $27 million, $32.4 million, $38.9 million, and $46.7 million for the years ending December 31, 2006, 2007, 2008, 2009, and 2010, respectively, and allows Samsung to terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2006 and December 31, 2007, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2006 and December 31, 2007, the Company purchased approximately $21.3 million and $28 million, respectively under the Distributorship Agreement with Samsung. During the nine months ended September 30, 2008 the Company purchased approximately $18.0 million under the Distributorship Agreement with Samsung.

Samsung has established a credit limit under which the Company purchases products. During the year ended 2007, the limit was approximately $6.5 million. In January 2008, the limit was increased to approximately $10 million. The Company must pay in advance of shipment when the credit limit has been met or exceeded. As of September 30, 2008, $6.5 million was due to Samsung under this agreement.

NOTE 6 ~ STOCK INCENTIVE PLANS

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved 118,798 shares of Common Stock for issuance thereunder. In September 2006 the shares available under this Plan increased from 118,798 to 200,000, in October 2006 the shares available were increased under this Plan to 5,900,000. In July 2008, the Company adopted its 2008 Long-Term Stock Plan and reserved 1,000,000 shares of Common Stock for issuance thereunder.

A summary of the status and activity of the Company’s stock options for the nine months ended September 30, 2008 is presented below:

	Nine Months Ended September 30, 2008
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2008:	5,962,218	$1.07
Granted	160,000	$0.50
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008:	6,122,218	$1.05

Options Exercisable at September 30, 2008:	4,031,012	$1.44

During the three months ended September 30, 2008, the Company granted options to purchase an aggregate of 110,000 shares of Common Stock to its non-employee directors. In addition, the Company issued an option to purchase 50,000 shares of Common Stock to an employee during the three months ended September 30, 2008.

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2008 were approximately $1,179,990 and $1,039,196 respectively.

The following table summarizes information about stock options outstanding as of September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at September 30, 2008	Weighted-average Remaining Contractual Life	Number Outstanding at September 30, 2008
$0.20	5,363,591	8.0 years	3,687,468
.46	110,000	10.3 years	9,166
.60	350,000	3.4 years	193,749
.80	150,000	9.2 years	59,167
.95	100,000	9.2 years	39,444
15.93	4,637	4.8 years	4,637
42.50	2,000	6.5 years	1,500
75.00	13,366	6.2 years	13,366
> 130.00	28,625	5.3 years	28,625
	6,122,218	7.9 years	4,037,122

There were no stock options exercised during the three months ended September 30, 2008. The Company recognized compensation expense from the vesting of issued stock options of approximately $71,000 for the nine months ended September 30, 2008, and had estimated future compensation expense from these stock options of approximately $183,000 at September 30, 2008 which will be recognized over the remaining estimated weighted useful life of 19 months.

NOTE 7 ~ WARRANTS

A summary of the activity and status of the Company’s warrants for the nine months ended September 30, 2008 is presented below.

	Nine Months Ended September 30, 2008
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2008:	2,259,592	$5.38
Granted	500,000	1.01
Exercised	50,000	0.20
Forfeited	-	-
Outstanding at September 30, 2008:	2,709,592	$4.67

Exercisable at September 30, 2008:	2,534,592	$4.93

During the nine months ended September 30, 2008, two individuals exercised warrants to purchase an aggregate of 50,000 shares of our Common Stock at a price of $.20 per share.

The aggregate intrinsic value of outstanding warrants at September 30, 2008 was approximately $365,000.

A summary of the Company’s outstanding warrants at September 30, 2008 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	2.8	$30.00
Laurus finder’s fee	1,880	2.7	$175.00
ESI	60,000	3.1	$75.00
Rapor shareholders	27,079	3.2	$152.00
Oct. 2004 bridge financing	15,333	1.1	$75.00
Consultant	3,500	1.1	$175.00 – $ 250.00
Consulting fee paid to director	1,825,000	1.0	$0.20
Consultant	100,000	3.5	$0.60
Consultant	150,000	4.0	$0.82
Consultant	300,000	2.3	$1.15
Consultant	50,000	4.8	$0.60
Consultant	150,000	4.9	$0.85
	2,709,592

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

We primarily target the middle market where a typical customer’s need is for a system that incorporates from four cameras to ninety-four cameras in any one location. We offer a premium brand and a wide product range with an attractive product feature set that is backed by a strong service and support platform. Our customers include distributors and system integrators that specialize in the supply and/or installation of video surveillance and other physical security products, such as access control and intrusion detection.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

NET REVENUES

Net revenues increased approximately $1.4 million, or 13% to approximately $12.2 million in the three months ended September 30, 2008 from approximately $10.8 million in the three months ended September 30, 2007. The increase in revenue reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF GOODS SOLD

Total cost of goods sold increased approximately $912,000 or 12% to approximately $8.6 million for the three months ended September 30, 2008, from approximately $7.6 million in the three months ended September 30, 2007. This increase was due to increased sales during the three month period ended September 30, 2008. The increase was partially offset by higher product margins during the three month period ended September 30, 2008.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2008 increased approximately $556,000 to approximately $3.7 million from approximately $3.1 million for the three months ended September 30, 2007, and gross profit as a percentage of revenues increased to approximately 30.0% for the three months ended September 30, 2008 compared with approximately 28.9% for the three months ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $558,000, or 23%, to approximately $3.0 million in the three months ended September 30, 2008 from approximately $2.4 million in the three months ended September 30, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $248,000, or 18%, to approximately $1.7 million in the three months ended September 30, 2008 from approximately $1.4 million in the three months ended September 30, 2007. The increase was primarily due to increased net marketing expense, increased personnel expense, increased commission expense, and an increase in expenses to operate international sales offices.

General and Administrative. General and administrative expenses increased approximately $310,000, or 31% to $1.3 million in the three months ended September 30 2008 from approximately $1.0 million in the three months ended September 30, 2007. The increase was primarily due to an increase in third party fees, personnel related expenses, and bad debt accruals.

INTEREST EXPENSE

Net interest expense for the three months ended September 30, 2008 decreased 11% to approximately $176,000 from approximately $196,000 in the three months ended September 30, 2007. This decrease is primarily a result of the lower interest rate on the Wells Fargo credit facility in effect for the three months ended September 30, 2008 compared with the interest rate on the Laurus facility in effect for the three months ended September 30, 2007. The decrease was partially offset by the higher average loan balance outstanding during the three months ended September 30, 2008 compared with the three months ended September 30, 2007.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $251,000 for the three months ended September 30, 2008, as compared to recording an expense of approximately $13,000 for the three months ended September 30, 2007. Provisions for tax recorded in the three months ended September 30, 2008 relate to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business. The Company’s estimated effective tax rate for the three months ended September 30, 2008 was approximately 50%. The annual effective rate used to calculate the provision during the three months ended September 30, 2008 was slightly higher due to a change in state apportionment associated with the 2007 tax filing, which was filed during the three months ended September 30, 2008. The company's current effective tax rate of September 30, 2008 is approximately 42%.

For the three month period ending September 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $254,000 for the three months ended September 30, 2008 compared with net income of approximately $474,000 for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

NET REVENUES FROM CONTINUING OPERATIONS

Net revenues increased approximately $2.3 million or 7% to approximately $36.4 million in the nine months ended September 30, 2008 from approximately $34.1 million in the nine months ended September 30, 2007. The increase in revenue reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers.

COST OF GOODS SOLD

Total cost of goods sold increased approximately $909,000 or 4% to approximately $25.5 million for the nine months ended September 30, 2008, from approximately $24.6 million in the nine months ended September 30, 2007. This increase was due to increased sales during the nine month period ended September 30, 2008. The increase was partially offset by higher product margins during the nine month period ended September 30, 2008.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2008 increased approximately $1.4 million to approximately $10.9 million from approximately $9.5 million for the nine months ended September 30, 2007, and gross profit as a percentage of revenues increased to approximately 29.9% for the nine months ended September 30, 2008 compared with approximately 28.7% for the nine months ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $1.0 million or 13%, to approximately $8.7 million in the nine months ended September 30, 2008 from approximately $7.7 million in the nine months ended September 30, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $1 million, or 25%, to approximately $5.0 million in the nine months ended September 30, 2008 from approximately $4.0 million in the nine months ended September 30, 2007. The increase was primarily due to increased net marketing expense, increased personnel expense, increased commission expense, and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses were flat, at approximately $3.7 million in both the nine months ended September 30, 2008 and September 30, 2007.

INTEREST EXPENSE

Net interest expense for the nine months ended September 30, 2008 decreased 37% to approximately $559,000 from approximately $808,000 in the nine months ended September 30, 2007. This decrease is primarily a result of a reduction in amortized loan fees during the nine months ended September 30, 2008 of approximately $201,000, compared with the nine months ended September 30, 2007. The remaining decrease was attributable to the lower interest rate on the Wells Fargo credit facility in effect for the nine months ended September 30, 2008 compared with the interest rate on the Laurus facility in effect for the nine months ended September 30, 2007. The decrease was partially offset by the higher average loan balance outstanding during the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $690,000 for the nine months ended September 30, 2008, as compared to recording an expense of approximately $36,000 for the nine months ended September 30, 2007. Provisions for tax recorded in the nine months ended September 30, 2008 relate to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business. The Company’s estimated effective tax rate for the nine months ended September 30, 2008 was approximately 42%.

For the nine month period ending September 30, 2007, we did not record any federal income tax liability with respect to our net income in that period due to the availability of loss carry-forwards.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $949,000 for the nine months ended September 30, 2008 compared with net income of approximately $942,000 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and equivalents of approximately $31,000, a working capital surplus of approximately $12.9 million, and an outstanding balance of $8.9 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2007, we had cash and equivalents of approximately $313,000, a working capital surplus of approximately $11.5 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $10.3 million. Additionally, we had borrowing availability under the credit facility of approximately $4.2 million at September 30, 2008, as compared with borrowing availability of $1.9 million at December 31, 2007.

Cash decreased from $313,000 at December 31, 2007 to $31,000 at September 30, 2008 primarily as a result of (i) net payments under our revolving line of credit of $1.4 million, (ii) an increase in accounts receivable of approximately $1.2 million, and (iii) an increase in inventory of approximately $152,000. These factors were partially offset by (i) net income of approximately $1.0 million, and (ii) an increase in accounts payable of approximately $246,000. Management believes that cash generated from operations, together with borrowings available under the Credit Agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2008.

$15 Million Wells Fargo Revolving Credit Facility

On November 20, 2007, through our wholly-owned subsidiary GVI Security, Inc., we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which we were provided with a $15 million revolving credit facility. On November 21, 2007, we borrowed approximately $10.3 million under the credit facility, using approximately $8.6 million of the proceeds to repay in full all of our outstanding indebtedness to Laurus Master Fund. In addition, we used $1.7 million of the initial loan proceeds to increase our working capital. Borrowings under the credit facility are secured by all of our assets. Upon closing, we paid Wells Fargo an origination fee of $37,500. We also pay Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (5.0% at September 30, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

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

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, require us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0. As of September 30, 2008, we were in compliance with all loan covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates. We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended September 30, 2008. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

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

Item 4T. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factor set forth below, the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, could materially affect our business, financial condition and future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in the general economy, including the global financial crisis that accelerated in the third quarter of 2008, may negatively impact our business.

We sell our security products to companies and industries that may experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, and demand for our products from these customers could decline. If our suppliers experience financial difficulty, we could have difficulty fulfilling our customers’ orders. Furthermore, continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our credit facility or obtain additional credit. These conditions could adversely affect our financial position and results of operations.

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

GVI SECURITY SOLUTIONS, INC.

Date: November 13, 2008	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934