Form 10-K
period 2008-12-31
GVI SECURITY SOLUTIONS INC
filed 2009-03-16
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	( (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $3,160,379.

The number of shares outstanding of the registrant’s Common Stock as of March 12, 2009 was 28,197,106.

GVI SECURITY SOLUTIONS, INC.
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

We primarily target the middle market where a typical customer’s need is for a system that incorporates from four cameras to sixty-four cameras in any one location. We offer a premium brand and a wide product range with an attractive product feature set that is backed by a strong service and support platform. Our customers include distributors and system integrators that specialize in the supply and installation of video surveillance and other physical security products, such as access control and intrusion detection.

We represent Samsung Electronics as the primary distributor of their branded security and surveillance products in the Americas. We also sell a line of complementary products under the GVI brand in those territories. Samsung Electronics has been and continues to be our primary supplier of the video security products that we distribute.  Under our agreement with Samsung, we have the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America through December 31, 2010, and Samsung has agreed to a limited non-compete in these territories.

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

Security Systems Markets

According to a recent industry report, the video surveillance market in the Americas totaled approximately $2.7 billion in 2007, and is estimated to grow to approximately $4.3 billion by the year 2012. According to this report, the Americas’ security market is expected to continue to grow at an average annual rate of approximately 10%. We believe that video surveillance products represent the largest components of a typical integrated security system. The industry continues to see growth throughout the world fueled by increased fear of terrorism and crime, heightened expectation of safety in public places and institutions, and higher expectations of performance, reliability and architectural appeal.

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

We believe that by delivering the highest levels of customer service along with effective solutions for the markets that we address, we can strengthen our reputation as a reliable and cost-effective provider in the electronic security systems industry and develop customer loyalty. We strive to anticipate and meet our customers’ needs by increasing the range of products and services we offer, by entering into new business alliances and by pursuing acquisitions of complementary businesses enabling us to offer new products and services. Our goals include further developing our expertise and products in the security video sector, as well as developing and acquiring other security or ancillary products to supplement and complement our existing product line. However, there can be no assurance that we will consummate any additional acquisitions or that any business we acquire will be successful. In addition, the acquisition of a business through the issuance of our securities will result in dilution to our existing stockholders.

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

The key factors which drive competition in the video surveillance and security industry are product availability, quality, product performance, ease of integration and customer service, price, and support. There are a number of manufacturers and distributors of video security products. We believe that we have distinguished ourselves in this market by providing customers with superior levels of customer service. Our main competitors are Pelco, Sony, Panasonic, GE, Bosch, and Speco Technologies, among many others.

In addition, Samsung Techwin, a company separate from Samsung Electronics but related through common ownership, manufactures electronic security products that are competitive with the Samsung Electronics products we sell. Samsung Techwin distributes its products in the Americas and is competing with us in the systems integration channel on a limited basis.

Strategic Vendor Relationship

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2008, 2007 and 2006, 73%, 65% and 67%, respectively, of our revenues (excluding revenues from discontinued operations), were attributable to products manufactured by Samsung.

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

On October 2, 2006, we entered into a new Distributorship Agreement with Samsung under which we have the right to distribute Samsung’s complete line of professional video surveillance and security products in the “Territory” comprising North, Central and South America through December 31, 2010. Pursuant to the Distributorship Agreement, Samsung has agreed to a limited non-compete in the Territory.  In November 2008, the Distribution Agreement was amended to lower the minimum amounts we are required to purchase from Samsung.  As amended, the Distributorship Agreement provides for minimum annual purchase amounts of $25 million, $32.4 million and $42 million for the years ending December 31, 2008, 2009 and 2010, respectively. Samsung may terminate the Distributorship Agreement at any time if we do not purchase those annual amounts, as well as upon a breach of our other obligations thereunder. For the year ended December 31, 2008, we purchased approximately $26.0 million under the Distributorship Agreement with Samsung, meeting our minimum purchase obligations for that year.

We are also a party to distribution arrangements with other high technology manufacturers who supply us with other products that complement the Samsung offering of video security products.

Intellectual Property

We have several registered trademarks for “GVI” in connection with the products we sell.

Employees

As of December 31, 2008, we had approximately 66 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

A SUBSTANTIAL PORTION OF OUR BUSINESS IS ATTRIBUTABLE TO A SINGLE SUPPLIER.

Historically, Samsung Electronics has been our primary supplier for the security products that we distribute. For the years ended December 31, 2008, 2007 and 2006, 73%, 65% and 67%, respectively, of our revenues (excluding revenues from discontinued operations) were attributable to products manufactured by Samsung, whose products we sold under an exclusive distribution agreement. Under our Distributorship Agreement with Samsung, we have the right to distribute Samsung’s complete line of professional video surveillance and security products in the “territory” comprising North, Central and South America through December 31, 2010, and  Samsung has agreed to a limited non-compete in that territory. Although we consider our relationship with Samsung to be good, in the event we fail to purchase the minimum amount of products required under the Distribution Agreement or breach any other provision of the agreement, Samsung can terminate its agreement with us and sell products to our competitors. Further, if Samsung fails to perform its obligations under the Distribution Agreement or we are unable to renew our agreement with Samsung, our business, financial condition and results of operations will be materially adversely affected.  For the year ended December 31, 2008, we were able to meet the minimum amount purchase requirement only after that amount was reduced by an amendment to the Distribution Agreement.

A SUBSTANTIAL PORTION OF OUR BUSINESS IS ATTRIBUTABLE TO TWO KEY CUSTOMERS.

During the year ended December 31, 2008, two customers accounted for 20% and 11% respectively of our sales.  During the year ended December 31, 2007, these same two customers accounted for 20% and 18% respectively of our sales.  As a result, our revenues and results of operations could be materially and adversely affected if any of these clients reduce their purchases of our products.

CHANGES IN THE GENERAL ECONOMY, INCLUDING THE GLOBAL FINANCIAL CRISIS THAT ACCELERATED IN 2008, MAY NEGATIVELY IMPACT OUR BUSINESS.

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

SAMSUNG SUBJECTS US TO CREDIT LIMITS, WHICH CAN LIMIT OUR ABILITY TO PURCHASE THEIR PRODUCTS AND SELL THOSE PRODUCTS TO OUR CUSTOMERS.

Samsung sets credit limits from time to time with respect to amounts owed by us to Samsung for products we purchase from them. To the extent the amount we owe Samsung at a given time exceeds these limits, Samsung will not ship to us additional products unless we pay for those products in cash or provide Samsung with a letter of credit. If we exceed Samsung’s credit limits and have insufficient cash to purchase products from Samsung, we may be unable to meet the demands of our customers and our business and relationships with our customers may be materially adversely affected. At December 31, 2008, we owed Samsung approximately $7.0 million and our credit limit with Samsung was $9 million.

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

INVESTMENT RISKS

OUR COMMON STOCK IS THINLY TRADED ON THE OTC BULLETIN BOARD, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as The NASDAQ Stock Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

The investors in our October 2006 private placement currently beneficially own approximately 90% of our outstanding shares of Common Stock. Accordingly, these stockholders can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Item 1B.  Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

We currently lease approximately 58,850 square feet of office and warehouse space in Carrollton, Texas under a lease agreement which expires in September 2009.  In the opinion of our management, the leased properties are adequately insured.  We expect to enter in an extension of our current lease or relocate our offices and warehouse to another location in the Carrollton, Texas area if we are unable to renew our current lease prior to its expiration.  Our existing properties are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings.

We are not party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades in the over-the-counter-market under the symbol “GVSS” and is quoted on the OTC Bulletin Board.  The following table sets forth the quarterly high and low bid prices of a share of our Common Stock as reported by the OTC Bulletin Board.  The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

		Price
		High	Low

2007
	First quarter	$1.17	$0.90
	Second quarter	$1.01	$0.80
	Third quarter	$0.83	$0.66
	Fourth quarter	$1.01	$0.56

2008
	First quarter	$1.00	$0.77
	Second quarter	$0.82	$0.51
	Third quarter	$0.64	$0.38
	Fourth quarter	$0.47	$0.22

The number of holders of record for our Common Stock as of December 31, 2008 was approximately 138.  This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

We have not paid any dividends on our Common Stock since our inception and do not intend to pay any cash dividends to our stockholders in the foreseeable future.  Nonetheless, the holders of our Common Stock are entitled to dividends when and if declared by our board of directors from legally available funds.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,900,000		$1.06	0
Equity compensation plans not approved by security holders	2,717,218	(1)	0.41	857,782	(2)
Total	8,617,218		0.86	857,782

(1)
Consists of warrants to purchase 2,575,000 shares of common stock issued to consultants with a weighted average price of $0.41, the details of which are provided in Note 13 of our Financial Statements, and options to purchase 142,218 shares of common stock issued outside of our 2004 Long-Term Stock Plan.  Does not include warrants to purchase 134,592 shares with exercise prices equal to $30.00 or more.

(2)	Consists of shares authorized for issuance under our 2008 Long-Term Stock Plan.

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

We represent Samsung Electronics as the primary distributor of their branded security and surveillance products in the Americas. We also sell a line of complementary products under the GVI brand in those territories.  Samsung Electronics has been and continues to be our primary supplier of the video security products that we distribute. Under our agreement with Samsung, we have the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America through December 31, 2010, and Samsung has agreed to a limited non-compete in these territories.

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

Revenue Recognition

Our primary source of revenue is from sales of our products.  We recognize revenue when the sales process is deemed complete and associated revenue has been earned.  Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer.  Net sales is comprised of gross revenue less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark downs and other price reductions, as well as trade promotions.  These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive on prior sales.  For those incentives that require the estimate of sales volume or redemption rates, such as for volume rebates, we use historical experience and internal and customer data to estimate the sales incentives at the time revenue is recognized.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 90 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer credit worthiness, changes in customer payment patterns and any correspondence with the customer. In 2008 and 2007 we experienced losses, or recorded provisions for potential losses, from customers' inability to make payments, totaling approximately $25,000 and $163,000, which were equal to 0.05% and 0.4% of revenues, respectively.  If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2008 and 2007 were approximately $2,251,000 and $2,558,000, respectively.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008 Compared To Fiscal Year Ended December 31, 2007

Net Revenues From Continuing Operations

Net revenues increased approximately $2.3 million, or 5% to approximately $47.3 million during the year ended December 31, 2008 from approximately $45.0 million during the year ended December 31, 2007.   The increase in revenues reflects increased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, as we continued to introduce new products to complement our existing lines.

Cost Of Goods Sold

Total cost of goods sold increased approximately $900,000, or 3% to approximately $33.1 million for the year ended December 31, 2008, from approximately $32.2 million during the year ended December 31, 2007. This increase was due to higher sales partially offset by improved product margins and lower net freight costs.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the year ended December 31, 2008 increased to approximately $14.2 million from approximately $12.8 million for the year ended December 31, 2007, and gross profit as a percentage of revenues increased to 30.0% for the year ended December 31, 2008 compared with 28.4% for the year ended December 31, 2007.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased 12% to approximately $11.5 million for the year ended December 31, 2008 from approximately $10.3 million for the year ended December 31, 2007, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately 22% to approximately $6.6 million for the year ended December 31, 2008 from approximately $5.4 million for the year ended December 31, 2007. The increase was primarily due to (i) an increase in personnel expense of approximately $504,000, (ii) an increase of approximately $204,000 in commission expense resulting from increased sales, and an (iii) increase of approximately $299,000 in international office expenses associated with increased personnel expenses.

General and Administrative. General and administrative expenses held flat at approximately $4.9 million for both the years ended December 31, 2008 and December 31, 2007.

Interest Expense

Interest expense for the year ended December 31, 2008 decreased 32% to approximately $686,000, from approximately $1.0 million in the year ended December 31, 2007. This decrease is primarily a result of a reduction in amortized loan fees during the year ended December 31, 2008 of approximately $180,000, compared with the year ended December 31, 2007.  The remaining decrease was attributable to the lower interest rate on the Wells Fargo credit facility in effect for the year ended December 31, 2008 compared with the interest rate on the Laurus facility in effect for the majority of the year ended December 31, 2007.  The decrease was partially offset by higher average loan balances outstanding during the year ended December 31, 2008 compared with the year ended December 31, 2007.

Income Tax Expense (Benefit)

We recorded a current expense for federal, state and local income tax of approximately $28,000 for the year ended December 31, 2008.  In addition, we recorded a deferred tax expense of approximately $678,000 related to the utilization of prior year net operating losses during the year ending December 31, 2008.  This produced a net income tax expense of approximately $706,000 for the year ended December 31, 2008, as compared to a benefit of approximately $941,000 for the comparable period ended December 31, 2007, which resulted from the recognition of prior operating loss carryovers.

Discontinued Operations

We recorded no gain or loss from discontinued operations in the year ended December 31, 2008 compared to a gain from discontinued operations, net of tax, of $233,000 for the year ended December 31, 2007.  The gain for the year ended December 31, 2007 reflects the offset of a reserve we had taken in connection with our obligations to service our retail product line, which we discontinued in 2006.  The obligations related to the discontinued operations terminated during the year ended December 31, 2007.

Net Income (Loss)

As a result of the items discussed above there was net income of approximately $1.3 million for the year ended December 31, 2008 compared with net income of approximately $2.6 million for the year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had cash and equivalents of approximately $46,000, working capital of approximately $14.2 million, stockholders’ equity of $4.0 million, and an outstanding balance of $9.9 million under our revolving credit facility with Wells Fargo. In comparison, at December 31, 2007, we had cash and equivalents of approximately $313,000, working capital of approximately $11.5 million, and an outstanding balance of $10.3 million under our revolving credit facility with Wells Fargo. Additionally, we had borrowing availability of approximately $4.7 million at December 31, 2008 under our credit facility with Wells Fargo, as compared with $1.9 million of borrowing availability at December 31, 2007.

Cash decreased from $313,000 at December 31, 2007 to $46,000 at December 31, 2008, primarily as a result of (i) an increase in inventory of approximately $2.5 million, (ii) an increase in accounts receivable of approximately $434,000, (iii) an investment in equipment of approximately $145,000, and (iv)  net repayments on the Wells Fargo credit facility of approximately $482,000. These factors were partially offset by (i) net income of $1.3 million, (ii) an increase in accounts payable of approximately $694,000, and (iii) an decrease in deferred tax assets of approximately $677,000.

Management believes that cash generated from operations, together with borrowings available under the  Credit Agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2009.

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

Pursuant to the Credit Agreement, among other things:

•
Subject to downward adjustment as provided below, interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at January 19, 2009) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%.

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

•
We will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $150,000 if the credit facility is terminated prior to November 20, 2009, or $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, require us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and require us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of December 31, 2008, we were in compliance with the loan covenants.

  In addition, as a result of our achievement of Net Income (as defined in the Credit Agreement), in excess of $1 million for the year ending December 31, 2008, interest rate under the credit facility will be reduced by .50% per annum commencing within 30 days of Wells Fargo’s receipt of our financial statements for the year ended December 31, 2008.

Contractual Obligations and Commitments

A summary of our contractual obligations as of December 31, 2008 is as follows:

	Payments Due by Period (in thousands)
	2009	2010	2011	2012	Thereafter
Long-Term Debt Obligations	$0	$0	$9,862	$0	$0
Capital Lease Obligations	12	0	0	0	0
Operating Lease Obligations	308	46	0	0	0
Samsung Purchase Commitment	32,400	42,000	0	0	-

Total	$32,720	$42,046	$9,862	$0	$0

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

Item 9A(T).  Controls and Procedures.

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

In 2008, management conducted tests of our internal controls over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting.

In management’s opinion, based on the assessment completed as at December 31, 2008, our internal control over financial reporting is operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.There were no significant changes in our internal control over financial reporting subsequent to our evaluation of our internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Steven E. Walin	53	Chairman of the Board of Directors and Chief Executive Officer
Joseph Restivo	55	Chief Financial Officer, Chief Operating Officer, and Director
Craig Ellins [1,2,3]	56	Director
Gary Freeman [1,2,3]	41	Director
Moshe Zarmi [1,2,3]	71	Director
1 Member of the Audit Committee
2 Member of the Compensation Committee
3 Member of the Governance Committee

STEVEN WALIN has been our Chief Executive Officer since March 6, 2006, and has served as a director of ours since March 28, 2006.  Mr. Walin was named Chairman of the Board on January 8, 2008.   Mr. Walin has over 20 years of experience in the security industry.  Most recently, from April 2003 until his appointment as our Chief Executive Officer, Mr. Walin served as the President of GE Security Enterprise Solutions, a division of General Electric Company that provides security solutions, including video monitoring, intrusion and access control systems.   Prior to his employment with GE, from July 2001, Mr. Walin served as the Senior Vice President – North America Security for the Security Systems Division of Siemens Building Technologies.  Prior to that, Mr. Walin had been the President and Chief Operating Officer of Securities Technology Group, Inc. until it was acquired by Siemens in July 2001.  Mr. Walin is currently a director of Trestle Holdings, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock.  Based solely upon a review of Forms 3 and 4 and amendments furnished to the Company by such persons subject to the reporting requirements of Section 16(a) of the Exchange Act, we believe that all reporting requirements under Section 16(a) for the 2008 fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our Common Stock.

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

Item 11.Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2008 and 2007, compensation awarded to or paid to, or earned by, Steven Walin, our Chief Executive Officer; and Joseph Restivo, our Chief Financial Officer and Chief Operating Officer (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Steven Walin	2008	$375,000		$159,375	—	$18,000	(2)	$580,500
Chief Executive Officer	2007	$375,000		$187,500	—	$18,000	(2)	$580,500
Joseph Restivo,	2008	$250,000		$125,000	—	$12,000	(2)	$387,000
Chief Operating Officer and Chief Financial Officer	2007	$212,500	(1)	$106,250	—	$133,317	(2)	$452,067

(1)	Annual base salary was increased from $200,000 to $250,000 effective October 1, 2007.

(2)
Includes a car allowance of $1,500 per month for Mr. Walin and $1,000 per month for Mr. Restivo.  Mr Restivo’s 2007 all other compensation also includes Mr. Restivo’s costs to relocate from Florida to Carrollton, Texas, where we are headquartered, for which we reimbursed Mr. Restivo.

Grants of Plan-Based Awards

We did not grant any awards under any of our incentive plans to our Named Executive Officers in 2007 or 2008.

Outstanding Equity Awards at Fiscal Year –End

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven Walin	1,411,346	470,449	$.20	October 4, 2016
Joseph Restivo	1,411,346	470,449	$.20	October 4, 2016

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

On March 12, 2009, the Company’s compensation committee approved an annual bonus payment of $159,375 for Mr. Walin.    This bonus equates to 43% of Mr. Walin’s 2008 base salary

Employment Agreement with Chief Financial Officer and Chief Operating Officer

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

On March 12, 2009, the Company’s compensation committee approved an annual bonus payment of $125,000 for Mr. Restivo.    This bonus equates to 50% of Mr. Restivo’s 2008 base salary

Director Compensation

Non-employee Directors

Our non non-employee directors are entitled to receive a monthly cash payment of $2,500.  Craig Ellins waived his right to receive these payments through February of 2008.  In addition,  the chairman of our audit and compensation committees is entitled to receive $5,000 annually for each of those committees chaired by him.  Mr. Freeman chaired both the audit and compensation committee during the year ended December 31, 2008.  Our directors are also reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

On July 3, 2008 we granted each of our non-employee directors a ten-year option to purchase 30,000 shares of Common Stock at an exercise price of $.46 per share. One quarter of these options vested immediately, with the remaining options vesting ratably in 12 quarterly installments over a three year period that commenced September 1, 2008.  In addition, we granted the chairman of our audit and compensation committees an option to purchase an additional 20,000 shares in the aggregate for his service as chairman of those committees with similar vesting provisions.

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of our non-employee directors.

Director Compensation for Fiscal 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Craig Ellins	$25,000	—	$7,890	—	$32,890
Gary Freeman	$35,000	—	$13,150	—	$53,150
Moshe Zarmi	$30,000	—	$7,890	—	$37,890

(1)
The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) based on our expense for the options described in the footnotes to our financial statements, except that for purposes of this table, we have assumed that none of the options will be forfeited.  The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see “Stock-Based Compensation” in Note 1 of our financial statements for the year ended December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 5, 2009, certain information known to us with respect to the beneficial ownership of Common Stock by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors executive officers, and (iii) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 2801 Trade Center Drive, Suite 120, Carrollton, Texas 75007.

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Beneficial Owners of more than 5% of Common Stock (other than directors and executive officers)

Steven Kolow[2] PO Box 5360 Wayland, MA 01778	5,345,623	18.7%

Europa International, Inc. [3]	3,557,303	12.3%

Fred Knoll [4]	3,565,445	12.4%

HG Investments, LLC 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,770,342	9.8%

Richard Kall [5] 9000 Players Club Drive Las Vegas, NV 89134	2,595,342	9.2%

David Weiner [6] 3490 Laurel Canyon Boulevard, Suite 327 Studio City, California 91604	2,818,131	9.8%

Strategic Turnaround Equity Partners, LP (Cayman) GCM Administrative Services LLC Gary Herman[7]	1,547,184	5.5%

Bruce Galloway [8] 720 Fifth Avenue, 10th Floor New York, NY 10019	1,589,916	5.6%

Directors and Executive Officers

Craig Ellins [9]	186,458	*

	SHARES BENEFICIALLY OWNED[1]
	Number	Percent (%)
Moshe Zarmi [9]	147,636	*

Gary Freeman [10]	111,875	*

Joseph Restivo [11]	1,821,790	6.1%

Steven Walin [11]	1,839,998	6.2%

All directors and executive officers as a group (five persons) [12]	4,107,757	12.9%

*           Less than 1%.

1
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 5, 2009 and other rights beneficially owned by the indicated stockholders on that date.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.  Percentage ownership is calculated based on 28,197,107 shares of the Common Stock outstanding as of March 5, 2009.  All information is based upon information furnished by the persons listed, contained in filings made by them with the SEC or otherwise available to the Company.

2
Includes 324,938 shares of Common Stock issuable upon exercise of warrants and 600,000 shares of Common Stock held by The Kolow Charitable Foundation, as to which Mr. Kolow has voting and dispositive powers.  Based on a Schedule 13G filed by Mr. Kolow on January 17, 2008.

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

6
Includes (i) 21,000 shares of Common Stock owned by Woodman Management Corporation, of which David Weiner is the sole shareholder, (ii) 518,688 shares of Common Stock issuable upon exercise of a warrant, and (iii)  warrants to purchase 6,667 shares of Common Stock held by W-Net, Inc., of which Mr. Weiner is the sole shareholder.  Based on a Schedule 13G filed by Mr. Weiner on January 26, 2009.

7
These shares are held directly by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”), with a principal address of c/o Stuarts Corporate Services, Ltd; P.O. Box 2510 GT, 4th floor, One Cayman Financial Centre, 36A Dr. Roy’s Drive, Georgetown, Grand Cayman, Cayman Island. GCM Administrative Services LLC, Gary Herman and Bruce Galloway, which all have a principal address of 720 Fifth Avenue, 10th Floor, New York, NY 10019, share the power to vote and dispose of these shares.  Based on a Schedule 13G filed on February 13, 2009.

8
Includes 1,547,184 shares of Common Stock held by STEP, 15,078 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account, 3,700 shares held in the account of his child which Mr. Galloway has sole power to vote and dispose, 20,000 shares held by Rexon Galloway Capital, LLC, which Mr. Galloway has sole power to vote and dispose, and 954 shares held by Jacombs Investment, Inc. for which Mr. Galloway has sole power to vote and dispose. Mr. Galloway is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Based on a Schedule 13G filed on February 13, 2009.

9	Includes 103,125 shares of Common Stock issuable upon exercise of options.

10	These shares of Common Stock are all issuable upon exercise of options.

11	Includes 1,685,773 shares of Common Stock issuable upon exercise of options.

12	Includes Messrs. Ellins, Freeman, Zarmi, Walin, and Restivo.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Weinberg & Company for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by Weinberg & Company during those years.

	2008	2007

Audit fees (1)	$153,062	$176,607
Audit related fees	-	-
Tax fees	-	$22,039
All other fees(2)	-	$24,842

Total fees	$153,062	$223,488
_____________________________

(1)	Includes fees paid for professional services rendered in connection with the audit of annual financial statements and the review of quarterly financial statements.

(2)
Consisted primarily of fees paid in connection with review of the Company’s financial statements in the Company’s Registration Statement on Form S-1, Current Reports on Form 8-K, and related due diligence.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended.  No non-audit services were provided to us by our independent auditor during the year ended December 31, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Thinking Tools, Inc., GVI Security, Inc., and GVI Security Acquisition Corp. *

3.1	Certificate of Incorporation and Amendments of GVI Security Solutions, Inc.**

3.2	Amended and Restated By-Laws of GVI Security Solutions, Inc. ***

4.1‡
2004 Long-Term Stock Incentive Plan (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 14, 2004)

4.2‡	2008 Long-Term Stock Incentive Plan

10.1	Distributorship Agreement dated as of October 2, 2006 between GVI Security Inc. and Samsung Electronics Co., Ltd. ##

10.2
Amendment to Samsung Electronics and GVI Security Inc. Distribution Agreement of October 2, 2006 (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on November 26, 2008)

10.3
Commercial Industrial Lease Agreement, effective as of April 1, 2004, between, CSHV Texas Industrial, L.P., as Landlord, and GVI Security, Inc., as Tenant (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 33-11321)).

10.4‡
Employment Agreement, dated as of January 31, 2006, between GVI Security Solutions, Inc. and Steven E. Walin  (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 21, 2006.)

10.5‡	Employment Agreement, dated as of March 28, 2006, between GVI Security Solutions, Inc. and Joseph Restivo. ***

10.6‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Steven Walin dated as of October 4, 2006#

10.7‡	Amendment to Employment Agreement between GVI Security Solutions, Inc. and Joseph Restivo dated as of October 4, 2006#

10.8‡
Amendment to Employment Agreement between GVI Security Solutions, Inc. and Steven Walin dated as of January 8, 2008 (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 11, 2008)

10.9‡
Amendment to Employment Agreement between GVI Security Solutions, Inc. and Joseph Restivo dated as of January 8, 2008 (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 11, 2008)

21	Subsidiaries of the Registrant (Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 25, 2008)

23	Consent of Weinberg & Company, P.A.

31.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934

*	Incorporated by reference to the similarly described exhibit previously filed as an exhibit to Registrant’s Current Report on Form 8-K, as filed with the SEC on February 27, 2004.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, GVI Security Solutions, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Carrolton, State of Texas, on March 13, 2009.

GVI SECURITY SOLUTIONS, INC.
(Registrant)
By:	/s/ Steven Walin
Steven Walin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer (Principal Executive
Steven Walin	Officer), Chairman of the Board, and Director	March 13, 2009

Chief Financial Officer (Principal Accounting
Joseph Restivo	and Financial Officer), Chief Operating Officer	March 13, 2009
and Director

	Director	March 13, 2009
Craig Ellins

	Director	March 13, 2009
Gary Freeman

	Director	March 13, 2009
Moshe Zarmi

GVI Security Solutions, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years
ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GVI Security Solutions, Inc.
Carrollton, Texas

We have audited the consolidated balance sheets of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVI Security Solutions, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Los Angeles, California
February 24, 2009

GVI Security Solutions, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share and per share amounts)

	2008	2007
ASSETS:
Current Assets
Cash and equivalents	$46	$313
Accounts receivable, net of allowances for doubtful accounts of $426 and $416, respectively	7,129	6,625
Inventory, net	15,249	12,723
Deferred tax assets, current	869	907
Prepaid and other current assets	920	1,184
Total Current Assets	24,213	21,752

Property and Equipment, net	158	156
Deferred tax assets, non-current	178	1,321
Deferred loan origination fee, net	61	93
Other assets	51	34
Total Assets	$24,661	$23,356

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable to primary supplier	$7,132	$5,710
Other trade accounts payable	1,105	1,682
Accrued expenses	1,799	1,849
Capitalized lease obligations, current	12	51
Total Current Liabilities	10,048	9,292

Capital lease obligations, net of current portion	-	12
Deferred tax liability, non-current	739	1,244
Revolving credit facility	9,862	10,344
Total Liabilities	20,649	20,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 issued and outstanding at December 31, 2008 and 28,147,106 shares issued and outstanding at December 31, 2007	28	28
Additional paid-in capital	34,826	34,574
Accumulated deficit	(30,842)	(32,138)
Total Stockholders' Equity	4,012	2,464
Total Liabilities and Stockholders' Equity	$24,661	$23,356

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007
(In thousands, except per share amounts)

	2008	2007

Revenues	$47,333	$45,025

Cost of Revenues	33,152	32,238

Gross Profit	14,181	12,787

Selling, General and Administrative Expenses	11,554	10,312

Income from operations	2,627	2,475

Other Income	60	-
Interest Expense	(686)	(1,012)

Income from continuing operations before income taxes and income from discontinued operations	2,001	1,463

Income Tax (Expense) Benefit	(705)	942

Income from continuing operations before income from discontinued operations	1,296	2,405

Income from discontinued operations, net of taxes	-	232

Net income	$1,296	$2,637

Basic income per share
Continuing operations	$0.05	$0.08
Discontinued operations	$0.00	$0.01
Net income	$0.05	$0.09
Diluted income per share
Continuing operations	$0.04	$0.07
Discontinued operations	$0.00	$0.01
Net income per share	$0.04	$0.08

Shares Used in Calculation of Net Income per share - basic	28,182,079	28,044,465
Shares Used in Calculation of Net Income per share - diluted	31,453,401	33,595,044

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	TOTAL

Balance, January 1, 2007	26,292,944	$26	$33,309	$(34,775)	$(1,440)

Private placement proceeds, net	1,713,333	2	1,026		1,028
Conversion of severance obligation to common stock	100,000	-	20		20
Fair value of warrants issued for services	-	-	110		110
Proceeds from exercise of stock options	40,829	-	8		8
Fair value of vested options	-	-	101		101
Net Income	-	-		2,637	2,637
Balance, December 31, 2007	28,147,106	28	34,574	(32,138)	2,464

Fair value of warrants issued for services	-	-	149		149
Proceeds from warrant exercise	50,000	-	10		10
Fair value of vested options	-	-	94		94
Net Income	-	-	-	1,296	1,295
Balance, December 31, 2008	28,197,106	$28	$34,826	$(30,842)	$4,012

                                     The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007
(In thousands, except per share amounts)

	2008	2007
Cash Flows Provided by Operating Activities
Net Income	$1,296	$2,637
Adjustments to reconcile Net Income to net cash provided by (used In) Operating Activities:
(Income) from discontinued operations, net of tax	-	(232)
Depreciation and amortization from continuing operations	151	229
Amortization of deferred loan origination fee	32	209
Compensation costs and expenses for stock and options issued	242	211
Changes in Assets and Liabilities
Accounts receivable, net	(504)	1,256
Inventory	(2,526)	(6,307)
Prepaids and other current assets	368	140
Other Assets	(17)	-
Deferred Tax Assets and Liabilities, net	676	(985)
Accounts payable	741	335
Accrued expenses	(50)	(154)
Net cash provided by (used in) operating activities from continuing operations	409	(2,661)

Net cash used in operating activities of discontinued operations	-	(168)
Net cash provided by (used in) operating activities	409	(2,829)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(153)	(2)
Net cash used in investing activities	(153)	(2)

Cash Flows Provided By (Used In) Financing Activities
Issuance of common stock	-	1,028
Proceeds from warrant conversion to common stock	10	-
Payments of Laurus revolving credit facility	-	(6,366)
Net proceeds from revolving credit facility	(482)	10,344
Principal payments of Senior term note	-	(1,925)
Principal payments of capitalized lease obligations	(51)	(77)
Proceeds from exercise of options	-	8
Loan origination costs	-	(93)
Net Cash (Used In) Provided by Financing Activities	(523)	2,919

Net (Decrease) Increase in Cash	(267)	88
Cash, Beginning of Period	313	225
Cash, End of Period	$46	$313

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$715	$805
Cash paid for income taxes	47	9

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ANDFINANCING ACTIVITIES
Conversion of debt to common stock	-	20

The Notes to Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiary GVI Security, Inc.  Intercompany transactions, balances and profits have been eliminated.

Discontinued Operations

In the first quarter of 2006, the Company’s board approved a plan to discontinue its Retail Channel business.  This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements.

In the year ended December 31, 2007, the Company paid approximately $168,000 to satisfy all remaining obligations associated with the Retail Channel business, and recognized $232,000 as income from discontinued operations, representing the balance of a $400,000 reserve established in 2006 in connection with Company’s estimated obligations for this business.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at December 31, 2008 and 2007 were approximately $2,251,000 and $2,346,000, respectively.

Long-Lived Assets

The Company adopted the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” effective January 1, 2005.  The Company reviews for impairment annually.  When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using analyses of future undiscounted cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeded its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.  Based upon its annual review, management determined that there were no indicators of impairment for its long-lived assets as of December 31, 2008.

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

Advertising

Advertising costs are expensed as incurred.  Certain advertising costs, which included various promotional incentives and trade show participation, for the years ended December 31, 2008 and 2007 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs during the years ended December 31, 2008 and 2007 were $630,000 and $477,000, respectively.

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

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007

Risk free rate of return	4.0%	4.5%
Option lives in years	6.0	6.0
Annual volatility of stock price	63%	72%
Dividend yield	—%	—%

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The income generated by the Company during the year ended December 31, 2008 led to the Company including an additional 3,271,322 shares of Common Stock as dilutive for Diluted EPS calculations.  These dilutive shares consisted of outstanding warrants and stock options that were issued at a price below the average market price of the stock for the year ended December 31, 2008.  The potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 8,831,810 shares of Common Stock. The income generated by the Company during the year ended December 31, 2007 led to the Company including an additional 5,550,579 shares of Common Stock as dilutive for Diluted EPS calculations.  These dilutive shares consisted of outstanding warrants and stock options that were issued at a price below the average market price of the stock for the year ended December 31, 2007.  The potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 8,221,810 shares of Common Stock.

Credit Risk Concentration

At December 31, 2008, two customers accounted for 26% and 13% respectively of the Company’s receivables balances.  During the year ended December 31, 2008, these same two customers accounted for 20% and 11% respectively of the Company’s sales.  At December 31, 2007, two customers accounted for 19% and 16% respectively of the Company’s receivables balances.  During the year ended December 31, 2007, these same two customers accounted for 20% and 18% respectively of the Company’s sales.

International sales accounted for approximately 35% and 30% of the Company's sales during the years ended December 31, 2008 and 2007 respectively. International sales took place in Latin America and Canada.  During the year ended December 31, 2008 approximately 13% of the Company’s sales took place in Mexico.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 ~ ACCOUNTS RECEIVABLE

Accounts receivable, net, at December 31, 2008 and 2007 consists of trade receivables from customers, less allowances for doubtful accounts, estimated future returns and customer rebates and credits.

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

Allowance for doubtful accounts activity during the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Beginning balance	$416	$558
Bad debt provisions	26	171
Account write-offs	(19)	(329)
Recoveries	3	16
Ending Balance	$426	$416

NOTE 3 ~ PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:

	Useful Lives in Years	2008	2007

Furniture and fixtures	5-7	$483	$483
Office and warehouse equipment	2-7	206	201
Leasehold improvements	2-7	168	168
Computer equipment and software	3-5	818	676
Demo and sample equipment	1-2	2	2
		1,677	1,530
Accumulated Depreciation		(1,519)	(1,374)
		$158	$156

NOTE 4 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Borrowings under the credit facility are secured by all of the Company’s assets. The Company also pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the Facility. Outstanding loans under the credit facility will become due on November 20, 2010. The Company’s borrowings under its credit facility as of December 31, 2008 and 2007, were approximately $9.9 million and $10.3 million, respectively.  The Company has classified the note as a long-term liability based upon management’s current projections of available borrowing base and utilization.

Pursuant to the Credit and Security Agreement, among other things:

•
Subject to downward adjustment as provided below, interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at December 31, 2008) plus .75% percent, or a LIBOR rate selected by us, plus 3.25%. In comparison, Laurus borrowings bore interest at a rate per annum equal to the prime rate plus two percent.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. In comparison, our Laurus borrowings could not exceed $10 million, with inventory based borrowings limited to $3.5 million.  As of December 31, 2008, the Company’s borrowing base supported approximately $14.6 million of borrowings, under the line of credit agreement, of which approximately $9.9 million was outstanding.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee ranges from $150,000 if the credit facility is terminated prior to November 20, 2009, or $37,500 if the credit facility is terminated after November 20, 2009 but prior to the maturity date.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of December 31, 2008, the Company was in compliance with all such covenants.

In addition, as a result of the Company generating Net Income (as defined in the Credit Agreement), in excess of $1 million for the year ending December 31, 2008, interest rate under the credit facility will be reduced by .50% per annum commencing within 30 days of Wells Fargo’s receipt of the Company’s financial statements for the year ended December 31, 2008.

NOTE 5 ~ LOAN ORIGINATION FEES

Loan origination fees consist of the following as of December 31, 2008 and 2007 respectively:

	2008	2007
Fees	97	$2,192
Amortization	(37)	(2,099)
Net	$60	$93

The Company incurred and capitalized origination fees associated with the Wells Fargo credit facility of approximately $97,000 in the year ended December 31, 2007. These fees are amortized into interest expense using the effective interest method over the initial term of the loan of three years.

In prior years, the Company incurred and capitalized origination and finders fees associated with the Laurus credit facility of approximately $1.8 million. These fees were amortized into interest expense using the effective interest method over the initial term of the loan of three years. Included in the capitalized origination fees is compensation of approximately $112,000 relating to the issuance of warrants to purchase 20,680 shares of the Company’s Common Stock. These fees were fully amortized in May 2007.

NOTE 6 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at December 31, 2008 were as follows:

2009	$12
Less amounts relating to interest	-
Total capital lease obligations	12
Less current portion	12
Capital lease obligations, noncurrent	$-

NOTE 7 ~ INCOME TAXES

The Company’s provision for income tax expense (benefit) consists of the following:

	2008	2007
Federal
Current
Federal	$35	$22
State	(7)	20
Total Current	28	42

Deferred
Federal	686	(832)
State	(9)	(152)
Total Deferred	677	(984)
Total	$705	$(942)

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows ($ in thousands):

	2008	2007
Deferred tax assets
Accounts receivable allowances	$318	$435
Inventory reserve	1,134	1,152
Uniform capitalization of inventory costs	151	132
Other	35	63
Property and Equipment	716	1,211
Non Cash compensation	232	138
Net operating loss and credit carry-forward	868	1,508
	3,454	4,639
Less: Deferred tax valuation allowance	(2,407)	(2,411)
Deferred Tax Asset, net of valuation	1,047	2,228
Deferred tax liabilities
Property and equipment	(739)	(1,244)

Net	$308	$984

The Company's effective tax rate differs from the expected federal income tax rate as follows ($ in thousands):

	2008	2007

Income tax at statutory rates (34%)	$660	$577
Permanent differences	59	18
State income tax expense – net of federal benefit	(10)	(187)
Change in deferred tax valuation	(4)	(6,941)
Reduction in NOL carry-forward due to change in ownership	-	5,591

Income tax (benefit) provision	705	(942)

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

The Company incurred significant operating losses during the three years prior to 2007, which generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect has reduced the amount of these loss carry-forwards which the Company will be able to utilize to offset against future taxable income. As a result, at December 31, 2008, the Company has a federal net operating loss carry-forward of approximately $2.1 million expiring 2026.  Approximately $0.6 million of the federal net operating loss carry-forward is available for utilization in 2009.  The remaining $1.5 million can be utilized at a rate of approximately $89,000 annually over the following 17 years ending 2026.  A partial valuation allowance has been provided against the net deferred tax assets, due to the uncertainty of the Company’s ability to generate long-term taxable income, particularly as it relates to the current economic environment.  The company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8 ~ STOCKHOLDERS’ EQUITY

January 2007 Private Placement

On January 22, 2007, the Company completed a private placement of 1,713,334 shares of Common Stock at a price of $0.60 per share for aggregate gross consideration of $1,028,000. The proceeds from the January private placement were used for working capital and general corporate purposes.

NOTE 9 ~ SIGNIFICANT VENDOR AGREEMENT

On October 2, 2006, the Company entered into a Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. In November 2008, the Distribution Agreement was amended to lower the minimum amounts the Company is  required to purchase from Samsung.  As amended, the Agreement provides for minimum annual purchase amounts of $27 million, $25 million, $32.4 million, and $42 million for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. Samsung may terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2007, and December 31, 2008, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2007 and December 31, 2008, the Company purchased approximately $28 million and $26 million respectively under the Distributorship Agreement with Samsung.

Samsung has established a credit limit under which the Company purchases products.  During the year ended 2007, the limit was approximately $6.5 million.  In January 2008, the limit was increased to approximately $10 million.  The Company must pay in advance of shipment when the credit limit has been met or exceeded.  As of December 31, 2008 and 2007, $7.1 million and $5.7 million, respectively, was due to Samsung under this agreement.

NOTE 10 ~ 401(K) PLAN

The Company has a 401(k) profit-sharing plan covering all of its eligible employees.  The Plan provides for annual discretionary employer and employee contributions.  For the years ended December 31, 2008 and 2007, no annual discretionary employer contributions were approved and funded.

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

The minimum annual rentals under the non-cancelable lease for the periods subsequent to December 31, 2008 are as follows ($ in thousands):

Years Ending December 31:	Amount

2009	250
$250

Rent expense under operating leases was approximately $372,000 and $382,000 during the years ended December 31, 2008 and 2007 respectively.

NOTE 12 ~ STOCK INCENTIVE PLANS

In February 2004, the Company adopted its 2004 Long-Term Stock Plan and reserved up to 118,798 shares of Common Stock for issuance thereunder.  In June 2006 the shares available under this Plan increased from 118,798 to 200,000, in October 2006 the shares available were increased under this Plan to 5,900,000.  In July 2008 the Company adopted its 2008 Long-Term Stock Plan and reserved 1,000,000 shares of Common Stock for issuance thereunder.

A summary of the status and activity of the Company’s stock options is presented below:

	Years Ended December 31:
	2008		2007
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	5,962,218	$1.04	5,498,797	$1.37
Granted	160,000	$0.50	550,000	$0.72
Exercised	-	-	(40,830)	$0.20
Forfeited	(80,000)	$0.20	(45,749)	$33.77
Outstanding at December 31:	6,042,218	$1.06	5,962,218	$1.04

Options Exercisable at December 31:	4,417,431	$1.34	2,867,122	$1.88

The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2008 were $1,003,882 and $764,312, respectively.

The weighted average fair value of options issued at date of grant using the fair value based method during 2008 is estimated at $0.33.

The following table summarizes information about stock options outstanding as of December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at December 31, 2008	Weighted-average Remaining Contractual Life	Number Outstanding at December 31, 2008
$ 0.20	5,283,590	7.8 years	4,022,693
0.46	110,000	4.5 years	18,333
0.60	350,000	4.1 years	212,499
0.80	150,000	9.0 years	69,167
0.95	100, 000	9.0 years	46,111
15.93	4,637	4.6 years	4,637
42.50	2,000	6.3 years	2,000
75.00	13,366	6.0 years	13,366
130.00	28,625	5.1 years	28,625
	6,042,218	7.5 years	4,417,431

The Company recognized compensation expense from the vesting of issued stock options of approximately $94,000 and $98,000 for the years ended December 31, 2008 and 2007 respectively.  The Company’s future compensation expense from these stock options was approximately $158,000 on December 31, 2008, which vests monthly over the next 38 months.

NOTE 13 ~ WARRANTS

A summary of the status and activity of the Company’s outstanding warrants is presented below:

	Years Ended December 31:
	2008		2007
	Shares	Weighted Ave Exercise Price	Shares	Weighted Ave Exercise Price

Outstanding at January 1:	2,259,592	$5.38	2,009,723	$5.98
Issued	500,000	$1.01	250,000	$0.73
Exercised	(50,000)	$0.20	-	-
Expired	-	-	(131)	$390.00
Outstanding at December 31:	2,709,592	$4.67	2,259,592	$5.38

Summary of the Company’s outstanding warrants at December 31, 2008 and 2007 are as follows:

	December 31, 2008			December 31, 2007
Description	Shares	Approx. Remaining Term (Years)	Exercise Price	Shares

Laurus Master Fund	26,800	2.5	$30.00	26,800
Laurus finder’s fee	1,880	2.4	$175.00	1,880
ESI	60,000	2.8	$75.00	60,000
Rapor shareholders	27,079	2.9	$152.00	27,079
Oct. 2004 bridge financing	15,333	0.8	$75.00	15,333
Consultant	3,500	0.8	$175.00 – $ 250.00	3,500
Consulting fee paid to director	1,825,000	0.8	$0.20	1,875,000
Consultant	100,000	3.2	$0.60	100,000
Consultant	150,000	3.8	$0.82	150,000
Consultant	300,000	2.0	$1.15	-
Consultant	50,000	4.6	$0.60	-
Consultant	150,000	4.7	$0.85	-
	2,709,592			2,259,592