Form 10-Q
period 2009-03-31
GVI SECURITY SOLUTIONS INC
filed 2009-05-14
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☑ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                      ☐ No

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
☐ Yes  ☑  No

As of May 13, 2009 there were 28,177,182 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:

Current Assets
Cash and equivalents	$47	$46
Accounts receivable, net of allowances for doubtful accounts of $377 and $426, respectively	7,277	7,129
Inventory, net	14,034	15,249
Deferred Tax Assets, Current	857	869
Prepaid and other current assets	923	920
Total Current Assets	23,138	24,213

Property and Equipment, net of accumulated depreciation of $1,541 and $1,520 respectively	136	158
Deferred tax assets, non-current	154	178
Deferred loan origination fee, net	53	61
Other assets	58	51
Total Assets	23,539	$24,661

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable to primary supplier	$5,628	$7,132
Other trade accounts payable	781	1,105
Accrued expenses	1,674	1,799
Capitalized lease obligations, current	6	12
Total Current Liabilities	8,089	10,048

Deferred tax liability, non-current	739	739
Revolving credit facility	10,571	9,862
Total Liabilities	19,399	20,649

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 shares issued at March 31, 2009 and December 31, 2008	28	28
Shares held in treasury, 19,924 at March 31, 2009	(6)	-
Additional paid-in capital	34,845	34,826
Accumulated deficit	(30,727)	(30,842)
Total Stockholders' Equity	4,140	4,012
Total Liabilities and Stockholders' Equity	$23,539	$24,661

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues	$10,439	$11,347

Cost of Revenues	7,459	7,916

Gross Profit	2,980	3,431

Selling, General and Administrative Expenses	2,680	2,695

Operating Income	300	736

Interest Expense	113	196

Income before income taxes	187	540

Income Tax Expense	71	210

Net Income	$116	$330

Basic income per common share:
Net income per common share	$0.00	$0.01
Weighted average common shares outstanding	28,182,848	28,147,106

Diluted income per common share:
Net income per common share	$0.00	$0.01
Weighted average common shares outstanding	28,726,284	33,806,689

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ending March 31,
	2009	2008
Cash Flows Used In Operating Activities
Net Income	$116	$330
Adjustments to Reconcile Net Income to net cash used In Operating Activities:
Depreciation and amortization	22	46
Amortization of deferred loan origination fee	8	8
Compensation costs and expenses for stock and options issued	19	149
Changes in Assets and Liabilities
Accounts receivable, net	(148)	(575)
Inventory	1,215	(1,686)
Prepaid and other current assets	(3)	(332)
Other Assets, non-current	(7)	-
Deferred tax assets and liabilities, net	34	197
Accounts payable	(1,827)	1,003
Accrued expenses	(125)	(306)
Net cash used in operating activities	(696)	(1,166)

Cash Flows Used In Investing Activities
Purchase of property and equipment	-	(93)

Net Cash Used In Investing Activities	-	(93)

Cash Flows Provided by Financing Activities
Issuance of common stock	-	4
Payments for purchase of treasury stock	(6)	-
Net proceeds from revolving credit facility	709	1,449
Principal payments of capitalized lease obligations	(6)	(20)

Net Cash Provided by Financing Activities	697	1,433

Net increase in cash and equivalents	1	174
Cash and equivalents, beginning of period	46	313
Cash and equivalents, end of period	$47	$487

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$113	$195
Cash paid for income taxes	3	4

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GVI Security Solutions, Inc., and its wholly-owned subsidiary. All intercompany transactions, balances and profits have been eliminated.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at March 31, 2009 and December 31, 2008 were approximately $2,140,000 and $2,251,000, respectively.

Advertising

Advertising costs are expensed as incurred.  Certain advertising costs, which included various promotional incentives and trade show participation, for the three months ended March 31, 2009 and 2008 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three months ended March 31, 2009 and 2008 were $4,000 and $46,000, respectively.

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

Credit Risk Concentration

During the three months ended March 31, 2009, two customers accounted for $1,612,000 (16%) and $1,197,000 (12%), respectively, of the Company’s sales. During the three months ended March 31, 2008, two customers accounted for $2,436,000 (21%) and $1,553,000 (14%), respectively, of the Company’s sales.  The two significant customers noted above comprised $1,402,000 (19%) and $809,000 (11%), respectively, of Company’s total outstanding accounts receivable balance at March 31, 2009. As of December 31, 2008, the two significant customers comprised $1,772,000 (22%) and $985,000 (12%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 40% and 31% of the Company's sales during the three months ended March 31, 2009 and 2008, respectively.  All international sales took place in Latin America and Canada.  During the three months ended March 31, 2009 and 2008, approximately 21% and 8% of the Company’s sales took place in Mexico, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Numerator
Net income, as reported	$116	$330

Denominator
Weighted average common shares outstanding	28,183	28,147
Effect of dilutive securities:
Warrants	398	1,498
Common stock options	145	4,162
Weighted average common shares and dilutive securities outstanding	28,726	33,807

Earnings per share – basic
Net income, as reported	$0.00	$0.01

Earnings per share – dilutive
Net income, as reported	$0.00	$0.01

Options and warrants to purchase approximately 659,000 and 885,000 shares, respectively, of common stock at various prices exceeding $0.29 per share were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share for this period because the respective options' and warrant exercise price were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive Options and warrants to purchase approximately 149,000 and 435,000 shares, respectively, of common stock at various prices exceeding $0.89 per share were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted earnings per share for this period because the respective options' and warrant exercise price were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrants and option awards with the following weighted average assumptions for the period indicated:

	Three Months Ended March 31,
	2009	2008

Dividend yield	-	-
Risk-free factors	4.0%	4.0%
Volatility factors	63%	63%

Option Lives in Years	6.0	6.0

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 141R may impact the Company’s reporting in future financial periods, the Company has have determined that the standard will not have any impact on the Company’s historical consolidated financial statements at the time of adoption.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has determined that the standard will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”   (“SFAS 161”). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective January 1, 2009.  Such adoption has  not required  any additional disclosure by the Company.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”).  The proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.   The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the second quarter of 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Borrowings under the credit facility are secured by all of the Company’s assets.  Outstanding loans under the credit facility will become due on November 20, 2010. The Company’s borrowings under the credit facility as of March 31, 2009 and December 31, 2008, were approximately $10.6 million and $9.9 million, respectively.  The Company has classified the note as a long-term liability based upon management’s current projections of available borrowing base and utilization.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest currently accrues on outstanding loans under the credit facility, at the Company’s option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at March 31, 2009) plus .25% percent, or a LIBOR rate selected by the Company, plus 2.75%.   Because the Company achieved Net Income (as defined in the Credit Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	The Company pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. As of March 31, 2009, the Company’s borrowing base supported approximately $13.8 million of borrowings.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee is $150,000 if the credit facility is terminated prior to November 20, 2009 and $37,500 if the credit facility is terminated after November 20, 2009.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of March 31, 2009, the Company was in compliance with all such covenants.

NOTE 3 ~ CAPITALIZED LEASES

The Company has entered into separate capital lease obligations in conjunction with the acquisition of warehouse racking and office furniture. These assets have original capitalized values of $519,000, and have payment terms ranging from 48 to 60 months.

Future minimum lease payments under noncancelable capital lease obligations at March 31, 2009 were as follows ($ in thousands):

2009	6
Total payments	6
Less amounts relating to interest	-
Total capital lease obligations	6
Less current portion	6
Capital lease obligations, noncurrent	$-

NOTE 4 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended March 31:
	2009	2008

US Statutory tax rate – provision (benefit)	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	3.1	1.5
Changes in A/R & inventory reserves	0.0	0.0
Change in Valuation Allowance	(2.5)	0.6
Other – net	3.6	2.9
Effective income tax rate	38.2%	39.0%

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March  31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The minimum annual rentals under the non-cancelable lease for the periods subsequent to March 31, 2009 are as follows ($ in thousands):

Years Ending December 31:	Amount

2009	154
$154

Vendor Agreement

On October 2, 2006, the Company entered into a Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. In November 2008, the Distribution Agreement was amended to lower the minimum amounts the Company is  required to purchase from Samsung.  As amended, the Agreement provides for minimum annual purchase amounts of $27 million, $25 million, $32.4 million, and $42 million for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. Samsung may terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2007, and December 31, 2008, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2007 and December 31, 2008, the Company purchased approximately $28 million and $26 million respectively under the Distributorship Agreement with Samsung.  During the three months ended March 31, 2009, the Company had purchased approximately $5.7 million under the Distributor Agreement with Samsung.   The Company does not currently expect to meet its minimum purchase commitment under the agreement for the year ending December 31, 2009, and there is no assurance that Samsung will amend the agreement to enable the Company to meet such commitment as it has in the past.

Samsung has established a credit limit, currently in the amount of approximately $10 million, under which the Company purchases products.  The Company must pay in advance of shipment when the credit limit has been met or exceeded.  As of March 31, 2009, $5.7 million was due to Samsung under this agreement.

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

A summary of the status and activity of the Company’s stock options for the three months ended March 31, 2009 is presented below:

	Three Months Ended March 31, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	6,042,218	$1.06
Granted	-	-
Exercised	-	-
Forfeited	100,000	$0.80
Outstanding at March 31, 2009:	5,942,218	$1.07

Options Exercisable at March 31, 2009:	4,685,229	$1.27

The aggregate intrinsic values of outstanding and exercisable stock options at March 31, 2009 were approximately $475,523 and $386,363 respectively.

The following table summarizes information about stock options outstanding as of March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at March 31, 2009	Weighted-average Remaining Contractual Life	Number Outstanding at March 31, 2009
$0.20	5,283,590	7.6 years	4,292,917
.46	110,000	4.3 years	36,667
.60	300,000	2.9 years	231,249
.80	100,000	8.8 years	24,509
.95	100,000	8.8 years	51,259
15.93	4,637	4.3 years	4,637
42.50	2,000	6.0 years	2,000
75.00	13,366	5.8 years	13,366
> 130.00	28,625	4.9 years	28,625
	5,942,218	7.2 years	4,685,229

There were no stock options exercised during the three months ended March 31, 2009. The Company recognized compensation expense from the vesting of issued stock options of approximately $19,000 for the three months ended March 31, 2009, and had estimated future compensation expense from these stock options of approximately $110,000 at March 31, 2009 which will be recognized over the remaining estimated weighted useful life of 13 months.

NOTE 7 ~ WARRANTS

A summary of the activity and status of the Company’s warrants for the three months ended March 31, 2009 is presented below.

	Three Months Ended March 31, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	2,709,592	$4.67
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	2,709,592	$4.67

Exercisable at March 31, 2009:	2,634,592	$4.78

The aggregate intrinsic value of outstanding warrants at March 31, 2009 was approximately $164,000.

A summary of the Company’s outstanding warrants at March 31, 2009 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	2.3	$30.00
Laurus finder’s fee	1,880	2.2	$175.00
ESI	60,000	2.6	$75.00
Rapor shareholders	27,079	2.6	$152.00
Oct. 2004 bridge financing	15,333	0.6	$75.00
Consultant	3,500	0.6	$175.00 – $ 250.00
Consulting fee paid to director	1,825,000	0.5	$0.20
Consultant	100,000	3.0	$0.60
Consultant	150,000	3.5	$0.82
Consultant	300,000	1.8	$1.15
Consultant	50,000	4.3	$0.60
Consultant	150,000	4.4	$0.85
	2,709,592

NOTE 8 ~ STOCK REPURCHASE PLAN

On December 3, 2008, the Company  announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1 million of common stock.  The Company’s senior lender has provided its consent to the repurchase of up to $250,000 of common stock.  During the first quarter of 2009, the Company repurchased 19,924 shares of common stock at a cost of approximately $5,600.  At March 31, 2009, the Company had remaining Board authorization to repurchase up to approximately $994,400 of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Primary risk factors include, but are not limited to: reliance on primary supplier; reliance on two key customers; changes in the overall economy; credit limits imposed by primary supplier; outstanding indebtedness; rapid change in technology; the number and size of competitors in its markets; effective integration of recently acquired operations and personnel; expansion risks; effective internal processes and systems; the ability to attract and retain high quality employees; law and regulatory policy; the mix of products and services offered in the Company's target markets; and other risks described herein and in the Company’s 2008 Annual Report on Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

NET REVENUES

Net revenues decreased approximately $908,000, or 8% to approximately $10.4 million in the three months ended March 31, 2009 from approximately $11.3 million in the three months ended March 31, 2008. The decrease in revenue reflects decreased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, generally as a result of weakening economic conditions.

COST OF GOODS SOLD

Total cost of goods sold decreased approximately $457,000 or 6% to approximately $7.4 million for the three months ended March 31, 2009, from approximately $7.9 million in the three months ended March 31, 2008. This decrease was primarily due to lower net revenues.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2009 decreased approximately $451,000 to approximately $3.0 million from approximately $3.4 million for the three months ended March 31, 2008, and gross profit as a percentage of revenues decreased to approximately 28.5% for the three months ended March 31, 2009 compared with approximately 30.2% for the three months ended March 31, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased approximately $15,000, or 1%, to approximately $2.7 million in the three months ended March 31, 2009 from approximately $2.7 million in the three months ended March 31, 2008, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $68,000, or 3%, to approximately $1.5 million in the three months ended March 31, 2009 from approximately $1.4 million in the three months ended March 31, 2008. The increase was primarily due to increased personnel expense and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses decreased approximately $83,000 during the three months ended March 31 2009 compared with the three months ended March 31, 2008. The decrease was primarily due to expense for warrants issued to a consulting firm during the three months ended March 31, 2008, with no similar expense in the three months ended March 31, 2009.

INTEREST EXPENSE

Net interest expense for the three months ended March 31, 2009 decreased 42% to approximately $113,000 from approximately $196,000 in the three months ended March 31, 2008.  The decrease was primarily a result of lower interest rate on the Wells Fargo credit facility for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $73,000 for the three months ended March 31, 2009, as compared to recording an expense of approximately $210,000 for the three months ended March 31, 2008. Provisions for tax recorded relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.  The company’s estimated effective tax rate for the three months ended March 31, 2009 and March 31, 2008 was 38% and 39%, respectively.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $116,000 for the three months ended March 31, 2009 compared with net income of approximately $330,000 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash and equivalents of approximately $47,000, a working capital surplus of approximately $15.2 million, and an outstanding balance of $10.6 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2008, we had cash and equivalents of approximately $46,000, a working capital surplus of approximately $14.2 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $9.9 million. Additionally, we had borrowing availability under the credit facility of approximately $3.2 million at March 31, 2009, as compared with borrowing availability of $4.7 million at December 31, 2008.

Cash increased from $46,000 at December 31, 2008 to $47,000 at March 31, 2009 primarily as a result of (i) net borrowings under our revolving credit facility of $887,000, (ii) net income of approximately $92,000, and (iii) a decrease of approximately $1.0 million in inventory; offset by (i) a reduction of accounts payable of approximately $1.5 million, and (ii) an increase in accounts receivable of approximately $148,000.

Management believe that cash generated from operations, together with borrowings available under the credit agreement with Wells Fargo, will provide us with adequate financing to fund operations and meet our cash requirements through the end of 2009.

$15 Million Wells Fargo Revolving Credit Facility

On November 20, 2007, through our wholly-owned subsidiary GVI Security, Inc., we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which we were provided with a $15 million revolving credit facility.  Borrowings under the credit facility are secured by all of our assets. Outstanding loans under the credit facility will become due on November 20, 2010.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at March 31, 2009) plus .25% percent, or a LIBOR rate selected by us, plus 2.75%.   Because we achieved Net Income (as defined in the Credit and Security Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	We also pay Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. In comparison, our Laurus borrowings could not exceed $10 million, with inventory based borrowings limited to $3.5 million.  As of March 31, 2009, the Company’s borrowing base supported approximately $13.8 million of borrowings, under the line of credit agreement, of which approximately $10.6 million was outstanding.

•
We will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee would be $150,000 if the credit facility is terminated prior to November 20, 2009 or $37,500 if the credit facility is terminated after November 20, 2009.

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, requires us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of March 31, 2009, we were in compliance with all such covenants.

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

For the three month periods ended March 31, 2009 and 2008, income tax expense relates to federal income tax along with state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business.

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

New Accounting Pronouncements
In December 2007, the FASB issued Statement 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard will not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the standard will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”   (“SFAS 161”). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We have adopted the provisions of SFAS 161 effective January 1, 2009, and no additional disclosures were required as a result of such adoption.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the second quarter of 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of SFAS 157-e during the second quarter of 2009, but do not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt this Proposed Staff Position during the second quarter of 2009, but do not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates.   We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended March 31, 2009. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Wells Fargo bear interest at a fluctuating rate of interest related to the “prime” and LIBOR rates in effect from time to time.  Accordingly, increases in these rates will increase our interest expense.   We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	0	N/A	0	$1,000,000
February 1-28, 2009	5,397	$.2859	5,397	$998,500
March 1-31, 2009	14,527	$.2787	14,527	$994,000
Total	19,924	$.2807	19,924	N/A

On December 3, 2008, we announced that our Board of Directors  authorized a share repurchase program for the repurchase of up to $1 million of our common stock.  Our senior lender has provided its consent to our repurchase of up to $250,000 of common stock.  During the first quarter of 2009, we repurchased 19,924 shares of common stock at a cost of approximately $5,600.  At March 31, 2009, we had remaining Board authorization to repurchase up to approximately $994,400 of common stock.

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

GVI SECURITY SOLUTIONS, INC.

Date: May 14, 2009	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934