Form 10-Q
period 2009-06-30
GVI SECURITY SOLUTIONS INC
filed 2009-08-13
CIK 1021444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes      ☑ No

As of August 14, 2009 there were 27,225,312 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current Assets
Cash and equivalents	$81	$46
Accounts receivable, net of allowances for doubtful accounts of $412 and $426, respectively	9,424	7,129
Inventory, net	12,109	15,249
Deferred Tax Assets, Current	818	869
Prepaid and other current assets	673	920
Total Current Assets	23,105	24,213

Property and Equipment, net of accumulated depreciation of $1,563 and $1,520 respectively	121	158
Deferred tax assets, non-current	182	178
Deferred loan origination fee, net	45	61
Other assets	54	51
Total Assets	$23,507	$24,661

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable to primary supplier	$4,704	$7,132
Other trade accounts payable	928	1,105
Accrued expenses	1,558	1,799
Capitalized lease obligations, current	1	12
Total Current Liabilities	7,191	10,048

Deferred tax liability, non-current	739	739
Revolving credit facility	11,483	9,862
Total Liabilities	19,413	20,649

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 shares issued at June 30, 2009 and December 31, 2008	28	28
Shares held in treasury, 971,794 at June 30, 2009	(246)	-
Additional paid-in capital	34,866	34,826
Accumulated deficit	(30,554)	(30,842)
Total Stockholders' Equity	4,094	4,012
Total Liabilities and Stockholders' Equity	$23,507	$24,661

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Revenues	$11,656	$12,817	$22,095	$24,164

Cost of Revenues	8,223	9,021	15,683	16,937

Gross Profit	3,433	3,796	6,412	7,227

Selling, General and Administrative Expenses	3,130	3,015	5,809	5,710

Operating Income	303	781	603	1,517

Interest Expense	122	187	235	383

Income from operations before income taxes	181	594	368	1,134

Income Tax Expense	9	228	80	439

Net Income	$172	$366	$288	$695

Basic income per common share:
Net income per common share	$0.01	$0.01	$0.01	$0.02
Weighted average common shares outstanding	27,525,313	28,185,885	27,856,990	28,166,496

Diluted net income per common share:
Net income per common share	$0.01	$0.01	$0.01	$0.02
Weighted average common shares outstanding	28,117,483	33,313,822	29,041,330	33,563,727

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ending June 30,
	2009	2008
Cash Flows Used In Operating Activities
Net Income	$288	695
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and amortization	43	95
Amortization of deferred loan origination fee	16	16
Compensation costs and expenses for stock and options issued	39	168
Changes in Assets and Liabilities:
Accounts receivable, net	(2,295)	(2,582)
Inventory	3,140	1,453
Prepaid and other current assets	247	42
Other Assets, non-current	(2)	-
Deferred tax assets and liabilities, net	47	409
Accounts payable	(2,604)	(2,758)
Accrued expenses	(241)	(100)
Net cash used in operating activities	(1,322)	(2,562)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(7)	(145)

Net Cash Used In Investing Activities	(7)	(145)

Cash Flows Provided by Financing Activities
Issuance of common stock	-	10
Payments for purchase of treasury stock	(246)	-
Net proceeds from revolving credit facility	1,621	2,446
Principal payments of capitalized lease obligations	(11)	(40)

Net Cash Provided by Financing Activities	1,364	2,416

Net increase (decrease) in cash and equivalents	35	(291)
Cash and equivalents, beginning of period	46	313
Cash and equivalents, end of period	$81	22

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$123	186
Cash paid for income taxes	44	54

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at June 30, 2009 and December 31, 2008 were approximately $2,054,000 and $2,251,000, respectively.

Advertising

Advertising costs are expensed as incurred.  Certain advertising costs, which include various promotional incentives and trade show participation, for the six months ended June 30, 2009 and 2008 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month period ended June 30, 2009 and 2008 were $281,000 and $372,000, respectively, and during the six month period ended June 30, 2009 and 2008 were $285,000 and $418,000, respectively.

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

Credit Risk Concentration

During the six months ended June 30, 2009, two customers accounted for $3,012,000 (14%) and $2,899,000 (13%), respectively, of the Company’s sales.  During the six months ended June 30, 2008, two customers accounted for $5,613,000 (23%) and $2,655,000 (11%), respectively, of the Company’s sales.  During the three months ended June 30, 2009, two customers accounted for $1,815,000 (16%) and $1,286,000 (11%), respectively, of the Company’s sales.  During the three months ended June 30, 2008, two customers accounted for $3,177,000 (27%) and $1,102,000 (9%), respectively, of the Company’s sales.

As of June 30, 2009, three customers comprised $1,532,000 (15%), $1,415,000 (14%), and $1,049,000 (10%), respectively, of the Company’s total outstanding gross accounts receivable balance.  As of December 31, 2008, these two significant customers comprised $1,772,000 (22%) and $985,000 (12%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 38%, and 31% of the Company's sales during the six months ended June, 2009 and 2008, respectively, and 37% and 31% for the three months ended June 30, 2009 and 2008, respectively.  All international sales took place in Latin America and Canada with the majority occurring in Latin America.  During the six months ended June 30, 2009 and 2008, approximately 20% and 8%, respectively, of the Company’s sales took place in Mexico.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral from them.  In addition, the Company maintains a credit insurance policy covering foreign receivables.

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

The  following  is a reconciliation of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net income, as reported	$172	$366	$288	$695

Denominator
Weighted average common shares outstanding	27,525	28,186	27,857	28,166
Effect of dilutive securities:
Warrants	156	1,318	312	1,419
Common stock options	436	3,810	872	4,117
Weighted average common shares and dilutive securities outstanding	28,117	33,314	29,041	33,702

Earnings per share - basic
Net income (loss), as reported	$0.01	$0.01	$0.01	$0.02

Earnings per share - dilutive
Net income (loss), as reported	$0.01	$0.01	$0.01	$0.02

Options and warrants to purchase approximately 659,000 and 885,000 shares of common stock, respectively, at various prices exceeding $0.30 per share were outstanding during the three and six months ended June 30, 2009 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the shares of common stock during those periods, and their effect would be anti-dilutive.

Options and warrants to purchase approximately 299,000 and 585,000 shares of common stock, respectively, at various prices exceeding $0.80 per share were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the shares of common stock during those periods, and their effect would be anti-dilutive.

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

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Borrowings under the credit facility are secured by all of the Company’s assets.  Outstanding loans under the credit facility will become due on November 20, 2010.  The Company’s borrowings under the credit facility as of June 30, 2009 and December 31, 2008, were approximately $11.5 million and $9.9 million, respectively.  The Company has classified the note as a long-term liability based upon management’s current projections of available borrowing base and utilization.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest currently accrues on outstanding loans under the credit facility, at the Company’s option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at June 30, 2009) plus .25% percent, or a LIBOR rate selected by the Company, plus 2.75%.   Because the Company achieved Net Income (as defined in the Credit Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	The Company pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. As of June 30, 2009, the Company’s borrowing base supported approximately $14.3 million of borrowings.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee is $150,000 if the credit facility is terminated prior to November 20, 2009 and $37,500 if the credit facility is terminated after November 20, 2009.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of June 30, 2009, the Company was in compliance with all such covenants.

NOTE 3 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income is as follows:

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008

US Statutory tax rate – provision (benefit)	34.0%	34.0%	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	3.9	1.6	3.9	1.6
Changes in Valuation Reserve	(36.9)	-	(20.2)	-
Net operating loss deductions	-	-	-	-
Depreciation	-	-	-	-
Other – net	4.0	3.1	4.1	3.1
Effective income tax rate	5.0%	38.7%	21.7%	38.7%

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

The Company incurred significant operating losses during the three years prior to 2007, which generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect has reduced the amount of these loss carry-forwards which the Company will be able to utilize to offset against future taxable income. As a result, at December 31, 2008, the Company has a federal net operating loss carry-forward of approximately $2.1 million expiring 2026.  Approximately $0.6 million of the federal net operating loss carry-forward is available for utilization in 2009.  The remaining $1.5 million can be utilized at a rate of approximately $89,000 annually over the following 17 years ending 2026.  A partial valuation allowance has been provided against the net deferred tax assets, due to the uncertainty of the Company’s ability to generate long-term taxable income, particularly as it relates to the current economic environment.  The Company has decided to maintain the balance of the valuation allowance as of December 30, 2008, and to that end, during the three months ended June 30, 2009, the Company reduced the allowance by approximately $69,000.   This resulted in a reduction of the Company’s tax expense for the three month period ended June 30, 2009.  The Company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 4 ~ COMMITMENTS & CONTINGENCIES

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

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on November 30, 2009. Under the terms of the lease, the Company paid no rent for six months, and then pays monthly rent of $25,704 for the remainder of the sixty-six month lease. The Company records rent on a straight-line basis over the life of the lease and records the difference between amounts paid and expense recorded as a deferred lease liability.

The minimum annual rentals under the non-cancelable lease for the periods subsequent to June 30, 2009 are as follows ($ in thousands):

Years Ending December 31:	Amount

2009	129
$129

Vendor Agreement

On October 2, 2006, the Company entered into a Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. In November 2008, the Distribution Agreement was amended to lower the minimum amounts the Company is  required to purchase from Samsung.  As amended, the Agreement provides for minimum annual purchase amounts of $27 million, $25 million, $32.4 million, and $42 million for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. Samsung may terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2007, and December 31, 2008, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2007 and December 31, 2008, the Company purchased approximately $28 million and $26 million respectively under the Distributorship Agreement with Samsung.  During the six months ended June 30, 2009, the Company had purchased approximately $10.1 million under the Distributor Agreement with Samsung.   The Company does not currently expect to meet its minimum purchase commitment under the agreement for the year ending December 31, 2009, and there is no assurance that Samsung will amend the agreement to enable the Company to meet such commitment as it has in the past.

Samsung has established a credit limit, currently in the amount of approximately $10 million, under which the Company purchases products.  The Company must pay in advance of shipment when the credit limit has been met or exceeded.  As of June 30, 2009, $4.7 million was due to Samsung under this agreement.

Software Purchase Agreement

On May 18, 2009, the Company entered into (i) an Intellectual Property Assignment Agreement with PacketNVR, LLP and Omeon, Inc., and (ii) an Option Agreement with PNVR and Omeon, and related agreements.

Pursuant to these Agreements, the Company has acquired video Management software and related technology and intellectual property from PacketNVR, which will be further developed and supported for the Company by Omeon.  The Company made an initial payment of $116,000 to PacketNVR upon execution of the Agreements.  Under the terms of the agreements, the Company is obligated to make the following payments; $630,000 upon delivery and acceptance of Version 1.1, $146,000 upon delivery and acceptance of Version 1.2, $121,000 upon delivery and acceptance of Version 1.3, $247,000 upon delivery and acceptance of Version 2.0, and $411,000 for on-going development over a period of twenty four months commencing twelve months after completion of Version 1.1.    Further, the Company would be required to pay up to an additional $440,000 based upon the achievement of certain sales milestones.

In addition, in connection with this transaction, the Company issued to the developers of the technology a warrant to purchase 200,000 shares of Common Stock at an exercise price of $.75 per share, and 60,000 shares of restricted shares of Common Stock.  Both the warrant and restricted stock are subject to vesting upon the achievement of specified sales targets.  In addition, the Company has entered into an employee agreement with one of the principals of PacketNVR as of May 18, 2009.

The Company analyzed FASB’s Statement of Financial Accounting Standards No. 86 regarding the accounting for the costs of the acquired technology, and has determined that the initial payment of $116,000 associated with the acquisition should be capitalized.  As of June 30, 2009, the Company has not amortized any of this cost since there have not yet been associated revenues.  All R&D expenditures, such as the consulting expenses associated with the product have been expensed in accordance with FAS 86.  As further costs and expenses are incurred by the Company under the foregoing Agreements and in developing the related technology, the Company will determine whether such costs should be capitalized or expenses.

The Company further determined that there was no consideration received by it for the  200,000 warrants and 60,000 shares of Common Stock granted under the Agreements, as both the warrant and restricted shares are subject to vesting upon the achievement of specified sales targets.  The Company will review and estimate the probability of reaching such milestones at each reporting date, and will determine the allocable amount of cost to be recognized based upon the probabilities at such dates.  As of June 30, 2009 no such cost has been recognized by the Company for these issuances as the probabilities are not yet determinable.

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

A summary of the status and activity of the Company’s stock options for the six months ended June 30, 2009 is presented below:

	Six Months Ended June 30, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	6,042,218	$1.06
Granted	-	-
Exercised	-	-
Forfeited	100,000	$0.80
Outstanding at June 30, 2009:	5,942,218	$1.07

Options Exercisable at June 30, 2009:	5,072,471	$1.19

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2009 were approximately $475,523 and $386,363 respectively.

The following table summarizes information about stock options outstanding as of June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at June30, 2009	Weighted-average Remaining Contractual Life	Number Outstanding at June 30, 2009
$ 0.20	5,283,590	7.3 years	4,623,142
.46	110,000	4.0 years	55,000
.60	350,000	2.7 years	263,332
.80	50,000	8.5 years	25,962
.95	100,000	8.5 years	56,407
15.93	4,637	4.1 years	4,637
42.50	2,000	5.8 years	2,000
75.00	13,366	5.5 years	13,366
> 130.00	28,625	4.6 years	28,625
	5,942,218	7.0 years	5,072,471

There were no stock options exercised during the six months ended June 30, 2009. The Company recognized compensation expense from the vesting of issued stock options of approximately $41,000 for the six months ended June 30, 2009, and had estimated future compensation expense from these stock options of approximately $94,000 at June 30, 2009 which will be recognized over the remaining estimated weighted useful life of 22 months.

NOTE 6 ~ WARRANTS

A summary of the activity and status of the Company’s warrants for the six months ended June 30, 2009 is presented below.

	Six Months Ended June 30, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	2,709,592	$4.67
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June30, 2009	2,709,592	$4.67

Exercisable at June 30, 2009:	2,634,592	$4.78

The aggregate intrinsic value of outstanding warrants at June30, 2009 was approximately $164,000.

A summary of the Company’s outstanding warrants at June 30, 2009 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	1.9	$30.00
Laurus finder’s fee	1,880	1.9	$175.00
ESI	60,000	2.4	$75.00
Rapor shareholders	27,079	2.4	$152.00
Oct. 2004 bridge financing	15,333	0.3	$75.00
Consultant	3,500	0.3	$175.00 – $ 250.00
Consulting fee paid to director	1,825,000	3.3	$0.20
Consultant	100,000	2.8	$0.60
Consultant	150,000	3.3	$0.82
Consultant	300,000	1.5	$1.15
Consultant	50,000	4.1	$0.60
Consultant	150,000	4.2	$0.85
	2,709,592

NOTE 7 ~ STOCK REPURCHASE PLAN

On December 3, 2008, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1 million of common stock.  The Company’s senior lender has provided its consent to the repurchase of up to $250,000 of common stock.  During the first six months of 2009, the Company repurchased 971,794 shares of common stock at a cost of approximately $246,000.  At June 30, 2009, the Company had remaining Board authorization to repurchase up to approximately $754,000 of common stock.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

NET REVENUES

Net revenues decreased approximately $1,161,000, or 9% to approximately $11.7 million in the three months ended June 30, 2009 from approximately $12.8 million in the three months ended June 30, 2008. The decrease in revenue reflects decreased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, generally as a result of weakening economic conditions.

COST OF GOODS SOLD

Total cost of goods sold decreased approximately $798,000 or 9% to approximately $8.2 million for the three months ended June 30, 2009, from approximately $9.0 million in the three months ended June 30, 2008. This decrease was primarily due to lower net revenues.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2009 decreased approximately $363,000 to approximately $3.4 million from approximately $3.8 million for the three months ended June 30, 2008, and gross profit as a percentage of revenues increased to approximately 29.4% for the three months ended June 30, 2009 compared with approximately 29.6% for the three months ended June 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $115,000, or 4%, to approximately $3.1 million in the three months ended June 30, 2009 from approximately $3.0 million in the three months ended June 30, 2008, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $57,000, or 3%, to approximately $1.9 million in the three months ended June 30, 2009 from approximately $1.9 million in the three months ended June 30, 2008. The increase was primarily due to an increase in expenses to operate international offices, partially offset by lower commission expenses attributable to decreased sales.

General and Administrative. General and administrative expenses increased approximately $58,000, or 5% to $1.2 million in the three months ended June 30 2009 from approximately $1.1 million in the three months ended June 30, 2008. The increase was primarily due to an increase in legal and 3rd party fees partially offset by a decrease in personnel expense.

INTEREST EXPENSE

Net interest expense for the three months ended June 30, 2009 decreased 35% to approximately $122,000 from approximately $187,000 in the three months ended June 30, 2008. The decrease was primarily a result of a lower interest rate on the Wells Fargo credit facility for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $9,000 for the three months ended June 30, 2009, as compared to recording an expense of approximately $228,000 for the three months ended June 30, 2008. Provisions for tax recorded in the three months ended June 30, 2009 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.  This was partially offset by the Company reducing its valuation allowance by approximately $69,000 to insure that the Company’s valuation allowance did not exceed the Company’s deferred tax asset at December 31, 2008.  The Company’s estimated effective tax rate for the three months ended June 30, 2009 was 5% as compared to an effective tax rate of 38.7% for the three months ended June 30, 2008.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $172,000 for the three months ended June 30, 2009 compared with net income of approximately $366,000 for the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

NET REVENUES

Net revenues decreased approximately $2,069,000, or 9% to approximately $22.1 million in the six months ended June 30, 2009 from approximately $24.2 million in the six months ended June 30, 2008. The decrease in revenue reflects decreased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, generally as a result of weakening economic conditions.

COST OF GOODS SOLD
Total cost of goods sold decreased approximately $1,254,000 or 7% to approximately $15.7 million for the six months ended June 30, 2009, from approximately $16.9 million in the six months ended June 30, 2008. This decrease was primarily due to lower net revenues.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2009 decreased approximately $815,000 to approximately $6.4 million from approximately $7.2 million for the six months ended June 30, 2008, and gross profit as a percentage of revenues decreased to approximately 29.0% for the six months ended June 30, 2009 compared with approximately 29.9% for the six months ended June 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased $99,000, or 2%, to approximately $5.8 million in the six months ended June 30, 2009 from approximately $5,7 million in the six months ended June 30, 2008, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $135,000, or 4%, to approximately $3.4 million in the six months ended June 30, 2009 from approximately $3.3 million in the six months ended June 30, 2008. The increase was primarily due to increased net marketing expense, increased personnel expense, and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses decreased approximately $36,000, or 2% to $2.4 million in the six months ended June 30 2009 from approximately $2.4 million in the six months ended June 30, 2008. The decrease was primarily due to a decrease in personnel expense and stock compensation expense.

INTEREST EXPENSE

Net interest expense for the six months ended June 30, 2009 decreased 39% to approximately $235,000 from approximately $383,000 in the six months ended June 30, 2008. The decrease was primarily a result of a lower interest rate on the Wells Fargo credit facility for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax of approximately $80,000 for the six months ended June 30, 2009, as compared to recording an expense of approximately $439,000 for the six months ended June 30, 2008. Provisions for tax recorded in the six months ended June 30, 2009 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.  This was partially offset by the Company reducing its valuation allowance by approximately $69,000 to insure that the Company’s valuation allowance did not exceed the Company’s deferred tax asset at December 31, 2008.  The Company’s estimated effective tax rate for the six months ended June 30, 2009 was 22%, as compared to an effective tax rate of 38.7% for the six months ended June 30, 2008.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $288,000 for the six months ended June 30, 2009 compared with net income of approximately $695,000 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash and equivalents of approximately $81,000, a working capital surplus of approximately $15.9 million, and an outstanding balance of $11.5 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2008, we had cash and equivalents of approximately $46,000, a working capital surplus of approximately $14.2 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $9.9 million. Additionally, we had borrowing availability under the credit facility of approximately $2.8 million at June 30, 2009, as compared with borrowing availability of $4.7 million at December 31, 2008.

Cash increased from $46,000 at December 31, 2008 to $81,000 at June 30, 2009 primarily as a result of (i) net borrowings under our revolving credit facility of approximately $1.6 million, (ii) net income of approximately $288,000, and (iii) a decrease of approximately $3.1 million in inventory; offset by (i) a reduction of accounts payable of approximately $2.6 million, and (ii) an increase in accounts receivable of approximately $2.3 million.

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

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at June 30, 2009) plus .25% percent, or a LIBOR rate selected by us, plus 2.75%.   Because we achieved Net Income (as defined in the Credit and Security Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	We also pay Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million.  As of June 30, 2009, the Company’s borrowing base supported approximately $14.3 million of borrowings  under the line of credit agreement, of which approximately $11.5 million was outstanding.

•
We will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee would be $150,000 if the credit facility is terminated prior to November 20, 2009 or $37,500 if the credit facility is terminated after November 20, 2009.

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, requires us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of June 30, 2009, we were in compliance with all such covenants.

Software Purchase Agreement

On May 18, 2009, the Company entered into (i) an Intellectual Property Assignment Agreement with PacketNVR, LLP and Omeon, Inc., and (ii) an Option Agreement with PNVR and Omeon, and related agreements.

Pursuant to these Agreements, the Company has acquired video Management software and related technology and intellectual property from PacketNVR, which will be further developed and supported for the Company by Omeon.  The Company made an initial payment of $116,000 to PacketNVR upon execution of the Agreements.  Under the terms of the agreements, the Company is obligated to make the following payments; $630,000 upon delivery and acceptance of Version 1.1, $146,000 upon delivery and acceptance of Version 1.2, $121,000 upon delivery and acceptance of Version 1.3, $247,000 upon delivery and acceptance of Version 2.0, and $411,000 for on-going development over a period of twenty four months commencing twelve months after completion of Version 1.1.    Further, the Company would be required to pay up to an additional $440,000 based upon the achievement of certain sales milestones.

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

For the three and six month periods ended June 30, 2009 and 2008, income tax expense relates to federal income tax along with state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates.   We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended June 30, 2009. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1-30, 2009	51,870	$.2681	51,870	$980,000
May 1-31, 2009	900,000	$.2500	900,000	$755,000
June 1-30, 2009	0	n/a	0	$755,000
Total	951,870	$.2510	951,870	N/A

On December 3, 2008, we announced that our Board of Directors  authorized a share repurchase program for the repurchase of up to $1 million of our common stock.  Our senior lender has provided its consent to our repurchase of up to $250,000 of common stock.  During the first six months of 2009, we repurchased 971,794 shares of common stock at a cost of approximately $245,000.  At June 30, 2009, we had remaining Board authorization to repurchase up to approximately $755,000 of common stock.

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

GVI SECURITY SOLUTIONS, INC.

Date: August 14, 2009	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Steven Walin, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Joseph Restivo, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934