Form 10-Q
period 2009-09-30
GVI SECURITY SOLUTIONS INC
filed 2009-11-13
CIK 1021444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☐  Yes                      ☑ No

As of November  14, 2009 there were 27,225,312 shares of the registrant’s common stock outstanding.

GVI Security Solutions, Inc.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

GVI Security Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:

Current Assets
Cash and equivalents	$67	$46
Accounts receivable, net of allowances for doubtful accounts of $411 and $426, respectively	8,036	7,129
Inventory, net	11,212	15,249
Deferred Tax Assets, Current	738	869
Prepaid and other current assets	1,494	920
Total Current Assets	21,547	24,213

Property and Equipment, net of accumulated depreciation of $1,579 and $1,520 respectively	105	158
Deferred tax assets, non-current	532	178
Deferred loan origination fee, net	37	61
Other assets	72	51
Total Assets	$22,293	$24,661

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable to primary supplier	$5,426	$7,132
Other trade accounts payable	1,199	1,105
Accrued expenses	2,179	1,799
Capitalized lease obligations, current	-	12
Total Current Liabilities	8,804	10,048

Deferred tax liability, non-current	739	739
Revolving credit facility	8,551	9,862
Total Liabilities	18,094	20,649

Commitments and Contingencies

Stockholders' Equity
Preferred stock, undesignated, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 28,197,106 shares issued at September 30, 2009 and December 31, 2008	28	28
Shares held in treasury, 971,794 at September 30, 2009	(246)	-
Additional paid-in capital	34,888	34,826
Accumulated deficit	(30,471)	(30,842)
Total Stockholders' Equity	4,199	4,012
Total Liabilities and Stockholders' Equity	$22,293	$24,661

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Revenues	$11,989	$12,229	$34,083	$36,393

Cost of Revenues	8,594	8,559	24,276	25,496

Gross Profit	3,395	3,670	9,807	10,897

Selling, General and Administrative Expenses	3,094	2,989	8,903	8,699

Operating Income	301	681	904	2,198

Interest Expense	115	176	351	559

Income before income taxes	186	505	553	1,639

Income Tax	102	251	182	690

Net Income	$84	$254	$371	$949

Basic income per common share:
Net income per common share	$0.00	$0.01	$0.01	$0.03
Weighted average common shares outstanding	27,225,313	28,197,107	27,646,431	28,177,070

Diluted net income per common share:
Net income per common share	$0.00	$0.01	$0.01	$0.03
Weighted average common shares outstanding	27,965,413	32,265,182	29,559,847	33,238,644

 The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ending September 30,
	2009	2008
Cash Flows Provided by Operating Activities
Net Income	$371	949
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and amortization	60	125
Amortization of deferred loan origination fee	24	24
Compensation costs and expenses for stock and options issued	61	210
Changes in Assets and Liabilities:
Accounts receivable, net	(907)	(1,207)
Inventory	4,037	(152)
Prepaid and other current assets	(575)	450
Other Assets, non-current	(20)	-
Deferred tax assets and liabilities, net	(224)	653
Accounts payable	(1,612)	247
Accrued expenses	381	6
Net cash provided by operating activities	1,596	1,305

Cash Flows Used In Investing Activities
Purchase of property and equipment	(7)	(145)

Net Cash Used In Investing Activities	(7)	(145)

Cash Flows Used in Financing Activities
Issuance of common stock upon exercise of warrants	-	10
Payments for purchase of treasury stock	(246)	-
Net payments for revolving credit facility	(1,310)	(1,406)
Principal payments of capitalized lease obligations	(12)	(45)

Net Cash Used in Financing Activities	(1,568)	(1,441)

Net increase (decrease) in cash and equivalents	21	(282)
Cash and equivalents, beginning of period	46	313
Cash and equivalents, end of period	$67	31

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$115	579
Cash paid for income taxes	95	61

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GVI Security Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Nine Months Ended September 30, 2009 and 2008

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

On October 21, 2009, the Company entered into an Agreement and Plan of Merger with GenNx360 GVI Holding, Inc. (“Parent”), and GenNx360 GVI Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub commenced a tender offer (the “Tender Offer”) on November 3, 2009 to acquire all of the Company’s  outstanding shares of common stock for $0.38 per share payable net to the seller in cash.  The proposed merger is detailed further in Note 8, “Subsequent Events,” of the condensed consolidated financial statements.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with guidance of the Financial Accounting Standards Board.  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time the revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustment to the sales incentive accruals would be recorded.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of goods held for resale and parts used for repair work. Reserves are recorded for slow-moving, obsolete, nonsaleable or unusable items based upon a product-level review, in order to reflect inventory balances at their net realizable value. Inventory reserve balances at September 30, 2009 and December 31, 2008 were approximately $2,041,000 and $2,251,000, respectively.

Advertising

Advertising costs are expensed as incurred.  Certain advertising costs, which include various promotional incentives and trade show participation, for the nine months ended September 30, 2009 and 2008 were reimbursed by Samsung in the form of marketing incentives and partial reimbursement for trade show participation. Advertising costs, net of reimbursements, during the three month period ended September 30, 2009 and 2008 were $251,000 and $169,000, respectively, and during the nine month period ended September 30, 2009 and 2008 were $526,000 and $587,000, respectively.

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

Credit Risk Concentration

During the nine months ended September 30, 2009, two customers accounted for $4,485,000 (13%) and $4,200,000 (12%), respectively, of the Company’s sales.  During the nine months ended September 30, 2008, two customers accounted for $7,410,000 (20%) and $4,213,000 (12%), respectively, of the Company’s sales.  During the three months ended September 30, 2009, three customers accounted for $1,502,000 (13%), $1,473,000 (12%), and $1,434,000 (12%) respectively, of the Company’s sales.  During the three months ended September 30, 2008, two customers accounted for $1,754,000 (14%) and $1,671,000 (14%), respectively, of the Company’s sales.

As of September 30, 2009, two customers comprised $1,434,000 (18%), and $1,424,000 (18%), respectively, of the Company’s total outstanding gross accounts receivable balance.  As of December 31, 2008, these two significant customers comprised $1,772,000 (22%) and $985,000 (12%), respectively, of Company’s total outstanding accounts receivable balance.

International sales accounted for approximately 39%, and 34% of the Company's sales during the nine months ended September, 2009 and 2008, respectively, and 40% and 41% for the three months ended September 30, 2009 and 2008, respectively.  All international sales took place in Latin America and Canada with the majority occurring in Latin America.  During the nine months ended September 30, 2009 and 2008, approximately 22% and 17%, respectively, of the Company’s sales took place in Mexico.  As of September 30, 2009, 46% of the Company’s accounts receivable are from international customers.

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

The Financial Accounting Standard Board requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

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

The  following  is a reconciliation of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Net income, as reported	$84	$254	$371	$949

Denominator
Weighted average common shares outstanding, basic	27,225	28,197	27,646	28,177
Effect of dilutive securities:
Warrants	191	1,065	497	1,310
Common stock options	549	3,003	1,416	3,751
Weighted average common shares outstanding, dilutive	27,965	32,265	29,560	33,238

Earnings per share – basic
Net income (loss), as reported	$0.00	$0.01	$0.01	$0.03

Earnings per share – dilutive
Net income (loss), as reported	$0.00	$0.01	$0.01	$0.03

Options and warrants to purchase approximately 659,000 and 885,000 shares of common stock, respectively, at various prices exceeding $0.31 per share were outstanding during the three and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the shares of common stock during those periods, and their effect would be anti-dilutive.

Options and warrants to purchase approximately 885,000 and 735,000 shares of common stock, respectively, at various prices exceeding $0.48 per share and $0.69 per share were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the shares of common stock during those periods, and their effect would be anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrants and option awards with the following weighted average assumptions for the period indicated:

	Nine Months Ended September 30,
	2009	2008

Dividend yield	-	-
Risk-free factors	4.0%	4.0%
Volatility factors	63%	63%
Option Lives in Years	6.0	6.0

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company has not completed any business combinations since July 1, 2009.  Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The Company believes adoption of this new guidance will not have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 ~ CREDIT FACILITY

On November 20, 2007, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, National Association under which the Company was provided with a $15 million revolving credit facility. Borrowings under the credit facility are secured by all of the Company’s assets.  Outstanding loans under the credit facility will become due on November 20, 2010.  The Company’s borrowings under the credit facility as of September 30, 2009 and December 31, 2008, were approximately $8.6 million and $9.9 million, respectively.  The Company has classified the note as a long-term liability based upon management’s current projections of available borrowing base and utilization.

Pursuant to the Credit and Security Agreement, among other things:

•
Interest currently accrues on outstanding loans under the credit facility, at the Company’s option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at September 30, 2009) plus .25% percent, or a LIBOR rate selected by the Company, plus 2.75%.   Because the Company achieved Net Income (as defined in the Credit Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	The Company pays Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million. As of September 30, 2009, the Company’s borrowing base supported approximately $14.3 million of borrowings.

•
The Company will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee is $150,000 if the credit facility is terminated prior to November 20, 2009 and $37,500 if the credit facility is terminated after November 20, 2009.

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, requires the Company to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires the Company to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of September 30, 2009, the Company was in compliance with all such covenants.

NOTE 3 ~ INCOME TAXES

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income is as follows:

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008

US Statutory tax rate – provision (benefit)	34.0%	34.0%	34.0%	34.0%
Increases (decreases) resulting from:
State income taxes	1.5	12.4	0.5	4.6
Change in prior year deferred items	218.0	-	59.5
Changes in Valuation Reserve	(206.9)	-	(73.0)	-
Net operating loss deductions	-	-	-	-
Depreciation	-	-	-	-
Other – net	8.0	3.3	11.9	3.3
Effective income tax rate	54.6%	49.7%	32.9%	41.9%

The Company records income taxes using the asset and liability approach, whereby deferred tax assets, net of valuation allowances, and liabilities are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carry forwards.

The Company incurred significant operating losses during the three years prior to 2007, which generated net operating loss carry-forwards which may be available for future utilization. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry-forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs. In October 2006, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group became the beneficial owners of approximately 96% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carry-forwards and other deferred tax assets for tax purposes will be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect has reduced the amount of these loss carry-forwards which the Company will be able to utilize to offset against future taxable income. As a result, at December 31, 2008, the Company has a federal net operating loss carry-forward of approximately $1.5 million expiring 2026.  The $1.5 million can be utilized at a rate of approximately $89,000 annually over the following 17 years ending 2026.  A partial valuation allowance has been provided against the net deferred tax assets, due to the uncertainty of the Company’s ability to generate long-term taxable income, particularly as it relates to the current economic environment.  The Company has reported profits over the past two years and expects to have a profit in 2009.  Thus, management has concluded that a portion of its deferred tax assets is realizable.  Management has decided to recognize deferred tax assets equal to the tax on three years of taxable income, based on projected 2009 taxable income.  Because of uncertainty due to the current economic climate, the Company has decided to set a valuation allowance against its remaining deferred tax assets.  No valuation allowance will be placed on deferred tax assets based on gross receipt taxes assessed by States such as Texas and Michigan.

Authoritative guidance issued by the  Financial Accounting Standards Board addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Lease and Rents

The Company leases warehouse and office space under an operating lease agreement which expires on April 30, 2015.  The Company signed a five year extension to this lease in July of 2009.  Under the terms of the lease extension, the Company will pay (i) no rent for five months commencing December 1, 2009, (ii) monthly rent of $25,017 for the following 36 months, and (iii) monthly rent of $25,753 for the remaining 24 months. The Company records rent on a straight-line basis over the life of the lease and records the difference between amounts paid and expense recorded as a deferred lease liability.

Vendor Agreement

On October 2, 2006, the Company entered into a Distribution Agreement (“Agreement”) with Samsung, under which the Company was granted the right to distribute Samsung’s complete line of professional video surveillance and security products in North, Central and South America (“Territory”) through December 31, 2010. Pursuant to the Agreement, Samsung has agreed to a limited non-compete in the Territory. In November 2008, the Distribution Agreement was amended to lower the minimum amounts the Company is required to purchase from Samsung.  As amended, the Agreement provides for minimum annual purchase amounts of $27 million, $25 million, $32.4 million, and $42 million for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. Samsung may terminate the Agreement at any time if the Company does not achieve the annual minimum purchase amounts, as well as upon the Company’s breach of any of its other obligations thereunder. For the years ended December 31, 2007, and December 31, 2008, the Company exceeded its minimum purchasing commitment under the agreement. For the years ended December 31, 2007 and December 31, 2008, the Company purchased approximately $28 million and $26 million respectively under the Distributorship Agreement with Samsung.  During the nine months ended September 30, 2009, the Company had purchased approximately $14.2 million under the Distributor Agreement with Samsung.   The Company will not meet its minimum purchase commitment under the agreement for the year ending December 31, 2009, and there is no assurance that Samsung will amend the agreement to enable the Company to meet such commitment as it has in the past.  In such event, Samsung would be entitled to terminate the Distributor Agreement.

Samsung has established a credit limit, currently in the amount of approximately $10 million, under which the Company purchases products.  The Company must pay in advance of shipment when the credit limit has been met or exceeded.  As of September 30, 2009, $5.4 million was due to Samsung under this agreement.

Software Purchase Agreement

On May 18, 2009, the Company entered into (i) an Intellectual Property Assignment Agreement with PacketNVR, LLP and Omeon, Inc., and (ii) an Option Agreement with PNVR and Omeon, and related agreements.

Pursuant to these Agreements, the Company has acquired video management software and related technology and intellectual property from PacketNVR, which will be further developed and supported for the Company by Omeon.  The Company made an initial payment of $116,000 to PacketNVR upon execution of the agreements.  Under the terms of the agreements, the Company is obligated to make the following payments; $630,000 upon delivery and acceptance of Version 1.1, $146,000 upon delivery and acceptance of Version 1.2, $121,000 upon delivery and acceptance of Version 1.3, $247,000 upon delivery and acceptance of Version 2.0, and $411,000 for on-going development over a period of twenty four months commencing twelve months after completion of Version 1.1.  Further, the Company would be required to pay up to an additional $440,000 based upon the achievement of certain sales milestones.  As of September 30, 2009, the Company has capitalized $746,000 of payments that were made or became due upon delivery of and acceptance of Version 1.1.

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

The Company analyzed Financial Accounting Standards Board guidelines regarding the accounting for the costs of the acquired technology, and has determined that the initial payments of $746,000 associated with the delivery and acceptance of Version 1.1 should be capitalized.  As of September 30, 2009, the Company has not amortized any of this cost since there have not yet been associated revenues.  All R&D expenditures, such as the consulting expenses associated with the product, have been expensed in accordance with current accounting guidance.  As further costs and expenses are incurred by the Company under the foregoing agreements and in developing the related technology, the Company will determine whether such costs should be capitalized or expensed.

The Company further determined that there was no consideration received by it for the 200,000 warrants and 60,000 shares of common stock granted under the agreements, as both the warrant and restricted shares are subject to vesting upon the achievement of specified sales targets.  The Company will review and estimate the probability of reaching such milestones at each reporting date, and will determine the allocable amount of cost to be recognized based upon the probabilities at such dates.  As of September 30, 2009, no such cost has been recognized by the Company for these issuances as the probabilities are not yet determinable.

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

A summary of the status and activity of the Company’s stock options for the nine months ended September 30, 2009 is presented below:

	Nine Months Ended September 30, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	6,042,218	$1.06
Granted	-	-
Exercised	-	-
Forfeited	100,000	$0.80
Outstanding at September 30, 2009:	5,942,218	$1.07

Options Exercisable at September 30, 2009:	5,459,715	$1.19

The aggregate intrinsic values of outstanding and exercisable stock options at September 30, 2009 were approximately $475,523 and $386,363 respectively.

The following table summarizes information about stock options outstanding as of September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Prices	Shares Outstanding at September 30, 2009	Weighted-average Remaining Contractual Life	Number Outstanding at September 30, 2009
$ 0.20	5,283,590	7.0 years	4,953,366
.46	110,000	3.7 years	73,333
.60	350,000	2.4 years	295,416
.80	50,000	8.2 years	27,416
.95	100,000	8.2 years	61,556
15.93	4,637	3.8 years	4,637
42.50	2,000	5.5 years	2,000
75.00	13,366	5.2 years	13,366
> 130.00	28,625	4.3 years	28,625
	5,942,218	6.7 years	5,459,715

There were no stock options exercised during the nine months ended September 30, 2009. The Company recognized compensation expense from the vesting of issued stock options of approximately $61,000 for the nine months ended September 30, 2009, and had estimated future compensation expense from these stock options of approximately $79,000 at September 30, 2009 which will be recognized over the remaining estimated weighted useful life of 24 months.

NOTE 6 ~ WARRANTS

A summary of the activity and status of the Company’s warrants for the nine months ended September 30, 2009 is presented below.

	Nine Months Ended September 30, 2009
	Shares	Weighted Ave Exercise Price

Outstanding at January 1, 2009:	2,709,592	$4.67
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2009	2,709,592	$4.67

Exercisable at September 30, 2009:	2,634,592	$4.78

The aggregate intrinsic value of outstanding warrants at September 30, 2009 was approximately $273,750.

A summary of the Company’s outstanding warrants at September 30, 2009 is as follows:

Description	Shares	Approx. Remaining Term (Years)	Exercise Price

Laurus Master Fund	26,800	1.6	$30.00
Laurus finder’s fee	1,880	1.6	$175.00
ESI	60,000	2.1	$75.00
Rapor shareholders	27,079	2.1	$152.00
Oct. 2004 bridge financing	15,333	0.1	$75.00
Consultant	3,500	0.1	$175.00 – $ 250.00
Consulting fee paid to director	1,825,000	3.0	$0.20
Consultant	100,000	2.5	$0.60
Consultant	150,000	3.0	$0.82
Consultant	300,000	1.2	$1.15
Consultant	50,000	3.8	$0.60
Consultant	150,000	3.9	$0.85
	2,709,592

NOTE 7 ~ STOCK REPURCHASE PLAN

On December 3, 2008, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1 million of common stock.  The Company’s senior lender has provided its consent to the repurchase of up to $250,000 of common stock.  During the first nine months of 2009, the Company repurchased 971,794 shares of common stock at a cost of approximately $246,000.  At September 30, 2009, the Company had remaining Board authorization to repurchase up to approximately $754,000 of common stock.

NOTE 8 ~ SUBSEQUENT EVENTS

For the purposes of these financial statements, the Company has evaluated subsequent events occurring between the end of its fiscal quarter ended September 30, 2009 and November 13, 2009, which is the date these financial statements were issued.

Proposed Merger

On October 21, 2009, the Company, GenNx360 GVI Holding, Inc., a Delaware corporation (“Parent”), and GenNx360 GVI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub commenced a tender offer on November 3, 2009 (the “Tender Offer”) to acquire all of the Company’s outstanding shares of common stock for $0.38 per share payable net to the seller in cash, without interest and subject to any tax withholding (the “Offer Price”). The Merger Agreement also provides that following completion of the Tender Offer, Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, all remaining outstanding shares of common stock not tendered in the Tender Offer (other than shares of common stock (i) owned by Parent, Merger Sub, and the Company and (ii) for which appraisal has been properly demanded under Delaware law) will be acquired for cash at the Offer Price and on the terms and conditions set forth in the Merger Agreement.

Neither the Tender Offer nor the Merger is subject to a financing condition. Simultaneously with the execution of the Merger Agreement, GenNx360 Capital Partners, L.P. (the “Sponsor”), a private equity investment fund which is affiliated with Parent and Merger Sub and managed by GenNx360 Management Company, LLC, a Delaware limited liability company (“GenNx360”), provided a commitment and guarantee letter (the “Commitment Letter”) to Parent, Merger Sub and the Company, obligating the Sponsor to (i) provide funds to Parent and Merger Sub sufficient to permit Parent and Merger Sub to pay the consideration in the Tender Offer and the Merger and to pay certain other monetary obligations that may be owed pursuant to the Merger Agreement and (ii) guarantee the payment of certain monetary obligations that may be owed pursuant to the Merger Agreement, including funds related to any damages or liabilities incurred or suffered by the Company in the event of a breach of the Merger Agreement.

Merger Sub’s obligation to accept for payment and pay all shares of common stock validly tendered and not withdrawn pursuant to the Tender Offer is subject to the satisfaction or waiver of a number of customary closing conditions including the condition that the number of shares of common stock validly tendered and not withdrawn represents at least a majority of the total number of shares of common stock outstanding, assuming the exercise of all outstanding options (the “Minimum Tender Condition”).

The Company has also granted to Parent an irrevocable option (the “Top-Up Option”), which Parent may exercise at the time of or immediately after the acceptance for payment of, and payment by Merger Sub for, any shares of common stock pursuant to the Tender Offer, to purchase from the Company the number of shares of common stock equal to the lesser of (i) that number of shares of common stock that, when added to the number of shares of common stock owned by Merger Sub as of immediately prior to the exercise of the Top-Up Option, constitutes one share more than 90% of the number of shares of common stock then outstanding on a fully diluted basis (after giving effect to the issuance of the Top-Up Option shares) or (ii) the aggregate of the number of shares of common stock held as treasury shares by the Company and its subsidiaries and the number of shares of common stock that the Company is authorized to issue under its certificate of incorporation but that are not issued and outstanding (and are not reserved for issuance pursuant to the exercise of options) as of immediately prior to the exercise of the Top-Up Option. If Parent or Merger Sub acquires more than 90% of the outstanding shares of common stock, including through exercise of the Top-Up Option, it will complete the Merger through the “short form” procedures available under Delaware law.

The Merger Agreement contains certain termination rights by the Company and Parent including, with respect to the Company, in the event that the Company receives a superior proposal. In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the acceptance of a superior proposal by the Company, the Company may be required to pay Parent a termination fee equal to $1,000,000. In the event the Merger Agreement is terminated in certain other circumstances, including as a result of the failure of the Minimum Tender Condition to be satisfied at the scheduled expiration of the Tender Offer, the Company’s breach of the Merger Agreement, or the termination of the Tender Offer by Parent without any purchase of shares of common stock, the Company shall pay all costs and expenses up to $500,000 incurred by Parent and Merger Sub in connection with the Merger Agreement and the Tender Offer. The Merger Agreement also provides that the Company may specifically enforce Parent’s and Merger Sub’s obligations under the Merger Agreement.

Stockholder Litigation

On November 9, 2009, a class action complaint was filed in the Court of Chancery of the State of Delaware, by Stephen Haberkorn, as Trustee of the Haberkorn Family Trust, against the Company and all of its directors, as well as GenNx360, the Sponsor and their affiliates. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and execution of the Merger Agreement and the Offer. The complaint seeks an order that the action may be maintained as a class action, preliminarily and permanently enjoining defendants from proceeding with and consummating the proposed transactions, rescinding the proposed transactions in the event they are consummated, an accounting by the defendants to plaintiffs for damages sustained by them, and requiring payment of plaintiff’s costs and attorneys’ fees. The Company is currently evaluating the complaint.

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

Proposed Merger

On October 21, 2009, we entered into an Agreement and Plan of Merger with GenNx360 GVI Holding, Inc. (“Parent”), and GenNx360 GVI Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub commenced a tender offer (the “Tender Offer”) on November 3, 2009 to acquire all of our outstanding shares of common stock for $0.38 per share payable net to the seller in cash.  The proposed merger is detailed further in Note 8, “Subsequent Events,” of the condensed consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

NET REVENUES

Net revenues decreased approximately $241,000, or 2% to approximately $12.0 million in the three months ended September 30, 2009 from approximately $12.2 million in the three months ended September 30, 2008. The decrease in revenue reflects decreased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, generally as a result of weakening economic conditions.

COST OF GOODS SOLD

Total cost of goods sold increased approximately $35,000, or 1% to approximately $8.6 million for the three months ended September 30, 2009, from approximately $8.6 million in the three months ended September 30, 2008. This increase was primarily due to lower average sale prices received for our products.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2009 decreased approximately $275,000 to approximately $3.4 million from approximately $3.7 million for the three months ended September 30, 2008, and gross profit as a percentage of revenues increased to approximately 28.3% for the three months ended September 30, 2009 compared with approximately 30.0% for the three months ended September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased approximately $105,000, or 4%, to approximately $3.1 million in the three months ended September 30, 2009 from approximately $3.0 million in the three months ended September 30, 2008, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $155,000, or 9%, to approximately $1.9 million in the three months ended September 30, 2009 from approximately $1.7 million in the three months ended September 30, 2008. The increase was primarily due to an increase in expenses to operate international offices and higher net marketing expenses.

General and Administrative. General and administrative expenses decreased approximately $50,000, or 4% to $1.2 million in the three months ended September 30 2009 from approximately $1.3 million in the three months ended September 30, 2008. The decrease was primarily due to a decrease in personnel expense.

INTEREST EXPENSE

Net interest expense for the three months ended September 30, 2009 decreased 35% to approximately $115,000 from approximately $176,000 in the three months ended September 30, 2008. The decrease was primarily a result of a lower interest rate on the Wells Fargo credit facility for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax expense of approximately $102,000 for the three months ended September 30, 2009, as compared to recording an expense of approximately $251,000 for the three months ended September 30, 2008. Provisions for tax recorded in the three months ended September 30, 2009 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.  The Company’s estimated effective tax rate for the three months ended September 30, 2009 was 54.9% as compared to an effective tax rate of 49.7% for the three months ended September 30, 2008.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $84,000 for the three months ended September 30, 2009 compared with net income of approximately $254,000 for the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

NET REVENUES

Net revenues decreased approximately $2,310,000, or 6% to approximately $34.1 million in the nine months ended September 30, 2009 from approximately $36.4 million in the nine months ended September 30, 2008. The decrease in revenue reflects decreased sales to distributors, integrators and installers of a variety of products manufactured by Samsung Electronics as well as other manufacturers, generally as a result of weakening economic conditions.

COST OF GOODS SOLD

Total cost of goods sold decreased approximately $1,220,000 or 5% to approximately $24.3 million for the nine months ended September 30, 2009, from approximately $25.5 million in the nine months ended September 30, 2008. This decrease was primarily due to lower net revenues.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2009 decreased approximately $1,090,000 to approximately $9.8 million from approximately $10.9 million for the nine months ended September 30, 2008, and gross profit as a percentage of revenues decreased to approximately 28.8% for the nine months ended September 30, 2009 compared with approximately 29.9% for the nine months ended September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased $204,000, or 2%, to approximately $8.9 million in the nine months ended September 30, 2009 from approximately $8.7 million in the nine months ended September 30, 2008, as follows:

Sales and Marketing. Sales and marketing expenses increased approximately $316,000, or 6%, to approximately $5.3 million in the nine months ended September 30, 2009 from approximately $5.0 million in the nine months ended September 30, 2008. The increase was primarily due to increased net marketing expense and an increase in expenses to operate international offices.

General and Administrative. General and administrative expenses decreased approximately $112,000, or 3% to $3.6 million in the nine months ended September 30 2009 from approximately $3.7 million in the nine months ended September 30, 2008. The decrease was primarily due to a decrease in personnel expense and stock compensation expense.

INTEREST EXPENSE

Net interest expense for the nine months ended September 30, 2009 decreased 37% to approximately $351,000 from approximately $559,000 in the nine months ended September 30, 2008. The decrease was primarily a result of a lower interest rate on the Wells Fargo credit facility for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

INCOME TAX EXPENSE

We reflected a provision for federal, state and local income tax expense of approximately $182,000 for the nine months ended September 30, 2009, as compared to recording an expense of approximately $690,000 for the nine months ended September 30, 2008. Provisions for tax recorded in the nine months ended September 30, 2009 relates to both federal income taxes and state franchise taxes that were estimated to be due in various states in which we are licensed and transact business.  The Company’s estimated effective tax rate for the nine months ended September 30, 2009 was 32.9%, as compared to an effective tax rate of 42.1% for the nine months ended September 30, 2008.

NET INCOME

As a result of the items discussed above, we earned net income of approximately $371,000 for the nine months ended September 30, 2009 compared with net income of approximately $949,000 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash and equivalents of approximately $67,000, a working capital surplus of approximately $12.7 million, and an outstanding balance of $8.6 million under the Wells Fargo revolving credit facility. In comparison, at December 31, 2008, we had cash and equivalents of approximately $46,000, a working capital surplus of approximately $14.2 million, and an outstanding balance under the Wells Fargo revolving credit facility of approximately $9.9 million. Additionally, we had borrowing availability under the credit facility of approximately $4.8 million at September 30, 2009, as compared with borrowing availability of $4.7 million at December 31, 2008.

Cash increased from $46,000 at December 31, 2008 to $67,000 at September 30, 2009 primarily as a result of (i) a decrease of approximately $4.0 million in inventory, and (ii) net income of approximately $371,000; offset by (i) a reduction of accounts payable of approximately $1.6 million, (ii) net payments under the revolving credit facility of $1.3 million, and (iii) an increase in accounts receivable of approximately $0.9 million.

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

Pursuant to the Credit and Security Agreement, among other things:

•
Interest accrues on outstanding loans under the credit facility, at our option, at a per annum rate equal to the prime rate from time to time in effect (3.25% at September 30, 2009) plus .25% percent, or a LIBOR rate selected by us, plus 2.75%.   Because we achieved Net Income (as defined in the Credit and Security Agreement), in excess of $1,000,000 in the year ending December 31, 2008, the current interest rate reflects a reduction by .50% per annum from the original interest rate provided for under the Credit and Security Agreement.

•	We also pay Wells Fargo an annual fee equal to .25% of the average daily unused portion of the credit facility.

•
Aggregate loans (plus the face amount of letters of credit) outstanding under the credit facility at any time may not exceed the lesser of $15 million or a borrowing base equal to the sum of 85% of “Eligible Accounts” plus the lesser of (i) 60% of “Eligible Inventory” (valued at the lower of cost or market), (ii) 85% of the “Net Orderly Liquidation Value of Eligible Inventory,” and (iii) $8.5 million.  As of September 30, 2009, the Company’s borrowing base supported approximately $14.3 million of borrowings  under the line of credit agreement, of which approximately $11.5 million was outstanding.

•
We will be required to pay a prepayment fee to Wells Fargo if the credit facility is terminated prior to maturity. Such fee would be $150,000 if the credit facility is terminated prior to November 20, 2009 or $37,500 if the credit facility is terminated after November 20, 2009.

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, requires us to achieve minimum quarterly Net Income as set forth in the Credit Agreement, and requires us to maintain a minimum Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the last day of each quarter of not less than 1.25 to 1.0.  As of September 30, 2009, we were in compliance with all such covenants.

Software Purchase Agreement

On May 18, 2009, the Company entered into (i) an Intellectual Property Assignment Agreement with PacketNVR, LLP and Omeon, Inc., and (ii) an Option Agreement with PNVR and Omeon, and related agreements.

Pursuant to these agreements, the Company has acquired video management software and related technology and intellectual property from PacketNVR, which will be further developed and supported for the Company by Omeon.  The Company made an initial payment of $116,000 to PacketNVR upon execution of the agreements.  Under the terms of the agreements, the Company is obligated to make the following payments; $630,000 upon delivery and acceptance of Version 1.1 (of which $472,000 has been paid), $146,000 upon delivery and acceptance of Version 1.2, $121,000 upon delivery and acceptance of Version 1.3, $247,000 upon delivery and acceptance of Version 2.0, and $411,000 for on-going development over a period of twenty four months commencing twelve months after completion of Version 1.1.    Further, the Company would be required to pay up to an additional $440,000 based upon the achievement of certain sales milestones.  As of September 30, 2009, the Company has made payments of $588,000 associated with these agreements.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with current accounting guidance.  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time the revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustment to the sales incentive accruals would be recorded.

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

For the three and nine month periods ended September 30, 2009 and 2008, income tax expense relates to federal income tax along with state and local franchise taxes that are due to various states and municipalities in which the Company is licensed and transacts business.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

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

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by us to GAAP in our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Because we did not complete any business combinations since July 1, 2009,  adoption of the new guidance did not have any impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are not subject in any material respect to fluctuations due to changes in foreign currency exchange rates.   We do not currently have any foreign currency hedging contracts in place, nor did we enter into any such contracts during the three months ended September 30, 2009. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

As disclosed above, our loans with Wells Fargo bear interest at a fluctuating rate of interest related to the “prime” and LIBOR rates in effect from time to time.  Accordingly, increases in these rates will increase our interest expense.   We do not use interest rate hedging contracts to manage our exposure to changes in interest rates.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal proceedings

On November 9, 2009, a class action complaint was filed in the Court of Chancery of the State of Delaware, by Stephen Haberkorn, as Trustee of the Haberkorn Family Trust, against the Company and all of its directors, as well as GenNx360, the Sponsor and their affiliates. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and execution of the Merger Agreement and the Offer. The complaint seeks an order that the action may be maintained as a class action, preliminarily and permanently enjoining defendants from proceeding with and consummating the proposed transactions, rescinding the proposed transactions in the event they are consummated, an accounting by the defendants to plaintiffs for damages sustained by them, and requiring payment of plaintiff’s costs and attorneys’ fees. The Company is currently evaluating the complaint.

Item 1A. Risk Factors

In addition to the risk factor set forth below, the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, could materially affect our business, financial condition and future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Market Price of our Common Stock Has Been, and May Continue to Be, Materially Affected by the Tender Offer

The current market price of our common stock may reflect, among other things, the announcement and anticipated completion of the Tender Offer. The current market price of our common stock is higher than the price before the proposed Tender Offer was announced on October 22, 2009. The price of our common stock could decline if the Tender Offer is not consummated.  The closing of the Tender Offer is subject to uncertainties and matters beyond the control of the Company, including the closing conditions set forth in the Merger Agreement.

We may also be subject to additional risks, whether or not the Tender Offer is completed, including:

•
our management having spent a significant amount of their time and efforts directed toward the proposed Tender Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the Tender Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Tender Offer is completed; and

•	uncertainties relating to the Tender Offer may adversely affect our relationships with our employees, suppliers, and other key constituencies.

Investors should not place undue reliance on the occurrence of the Tender Offer. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

In certain circumstances, the Merger Agreement requires us to pay a termination fee of $1 million or to reimburse up to $500,000 of expenses of GenNx360 GVI Holding, Inc.

Under the Merger Agreement, we may be required to pay to GenNx360 GVI Holding, Inc. a termination fee of $1 million or reimburse up to $500,000 million of expenses incurred by GenNx360 GVI Holding, Inc. if the Merger Agreement is terminated under certain circumstances. Should the Merger Agreement be terminated in circumstances under which the termination fee or such expense reimbursement are payable, the payment could have material and adverse consequences to our financial condition and operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2008, we announced that our Board of Directors  authorized a share repurchase program for the repurchase of up to $1 million of our common stock.  Our senior lender has provided its consent to our repurchase of up to $250,000 of common stock.  During the first nine months of 2009, we repurchased 971,794 shares of common stock at a cost of approximately $245,000.  At September 30, 2009, we had remaining Board authorization to repurchase up to approximately $755,000 of common stock.  We did not repurchase any shares of common stock under the repurchase program during the three months ended September 30, 2009.

Item 6.  Exhibits.

Number	Description

10.1
Agreement and Plan of Merger, dated as of October 21, 2009, by and among GenNx360 GVI Holding, Inc., GenNx360 GVI Acquisition Corp. and GVI Security Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).

10.2
Commitment Letter, dated October 21, 2009, made by GenNx360 Capital Partners, L.P. in favor of GenNx360 GVI Holding, Inc., GenNx360 GVI Acquisition Corp. and GVI Security Solutions, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).

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

GVI SECURITY SOLUTIONS, INC.

Date: November 13, 2009	By:	/s/ Joseph Restivo
Name: Joseph Restivo Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1
Agreement and Plan of Merger, dated as of October 21, 2009, by and among GenNx360 GVI Holding, Inc., GenNx360 GVI Acquisition Corp. and GVI Security Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).

10.2
Commitment Letter, dated October 21, 2009, made by GenNx360 Capital Partners, L.P. in favor of GenNx360 GVI Holding, Inc., GenNx360 GVI Acquisition Corp. and GVI Security Solutions, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).

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